Form 10-Q
period 2012-03-31
Global Seed Corp
filed 2012-05-08
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-177157

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2386 Diary Ashford, Suite 502

Houston, Texas 77077

(Address of principal executive offices)

1-713-898-6818

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ].

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                 Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of March 31, 2012.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Balance Sheet

		MARCH 31, 2012 ( unaudited)		June 30, 2011 ( audited)
ASSETS
Current Assets:	$		$
Cash & Cash Equivalent		$50,459		$9,500
Stock Subscription Receivable	$			$40,000
Account Receivable	$		$
Total Current Assets		$50,459		$49,500
Total Assets		$50,459		$49,500
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable		$2,310		$2,365
Customer Deposit		$-	$
Total current Liabilities		$2,310		$2,365
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		$500		$500
Additional Paid-in Capital		$49,500		$49,500
Deficit accumulated during development stage		$(1,851)		$(2,865)
Total stockholder's Equity ( deficit)		$48,149		$47,135
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$50,459		$49,500

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended March 31,2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Period Ended March 31, 2011	From July 13,2010 ( Inception) Through March 31, 2012
Revenue:	$6,300	$-	$6,300	$-	$6,300
OPERATING EXPENSE:
General and Administrative Expenses	3,060	-	5,286	$-	8,151
Total Expenses	3,060	-	5,286	$-	8,151
Profit ( Loss) from Operations	3,240	-	1,014	$-	(1,851)
Net Profit ( Loss)	$3,240	$-	$1,014	$-	$(1,851)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	$0,00	$-	$0.00	$-	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

( unaudited)

	For the Nine Months Ended March 31, 2012	For the Period Ended March 31, 2011	From the Period From July 13, 2010 ( Inception) Through March 31, 2012
OPERATING ACTIVITIES:
Net Profit	$1,014	$			$(1,851)
Accounts Payable	(55)		-		2,310
Subscriptions Receivable	40,000
Net cash used by operating activities:	40,959				459
CASH FLOW FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-		-		-
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Common Stock For Cash	-		10,000		50,000
Net Cash Provided by Financing Activities	-		10,000		50,000
Net Increase ( Decrease) of Cash:	40,959				50,459
Cash at Beginning of Period:	9,500
Cash at End of Period:	$50,459		$10,000		$50,459
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid				$

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements ( unaudited)

Nine Months Ended March 31, 2012 and 2011( unaudited)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation is a development stage company, (the “Company”). We were incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.  The Company has generated $6,300 in revenues through March 31, 2012. The Company is a publishing company that publishes a monthly journal called the Global Seed Journal.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the period from July 13, 2010 (inception) through June 30, 2011 contained in the information filed as part of the Company’s Registration Statement on Form S-1. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended March 31, 2012 are not necessarily indicative of results for the entire year ending June 30, 2012.

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of advertising services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of selling of adverting services and will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectivity is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as unearned revenue. The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the publication is provided and costs are recorded in the period incurred rather than paid.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, deposits, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

*	level l - quoted prices in active markets for Identical assets or liabilities
*	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

INCOME TAXES

The Company utilizes FASB ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when in the opinion of management, it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company has incurred an operating profit of $1,014. The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of March 31, 2012, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a operating profit of $6,300 in the nine months ended March 31, 2012 and net operating profit of $1,014 since July 30, 2010 ( inception). The Company had a positive cash flow of $50,459 for cash and cash equivalent assets for the nine months ended March 31, 2012. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating profit of $1,014 as of March 31, 2012, which can be utilized to offset taxable income for the following 20 years, unless utilized first. The net operating loss generated a deferred income tax credit of $629, however, an allowance of $629 has been established and it is “more likely than not” that the tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended March 31, 2012.

NOTE 8 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2012.

NOTE 9 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus; these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. We have raised an aggregate of $47,500 through private placements of our securities offerings. We intend to have fund raising activities after the effectiveness of the S-1 registration statement. We will focus on generating advertising revenue from potential clients in Texas. We may require up to $48,800 in expanding our operations as outlined in the table below.

GOALS	PROJECT OUTCOMES	ESTIMATED COMPLETION DATES	ESTIMATE ANNUAL COST
Create our corporate website	Establish our corporate images	1-2 months	$2,500
Printing and Publishing	Publish our monthly journal	2- 3 months	$12,000
Articles and photography of Journal	Pay for writer's articles and photography	2-3 months	$ 6,000
Hiring commission sales representatives	Sign up 10-15 advertising accounts	2-3 months	$13,100
Marketing and Promotion	Create brand image in the community	3-4 months	$1,500
Expanding business activities	Acquisition of office equipments	9-12 months	$12,000
Installing metal newsstands	Convenient for customer to pick up newspapers	1 month	$900
Design Services	Additional design services by printing contractors	1 month	$800

CREATE OUR CORPORATE WEBSITE

It is part of our business strategy to have our corporate website. A website can convey our corporate images and services to potential advertisers throughout the United States. Web designers charge between $500 to $10,000 for website design projects. We believe our estimated cost for $2,500 will be sufficient to cover our website design. The estimate time to complete our website is between one or two months. Once the website is completed, it requires to continue updates with new contents and services. One of our business strategy is to have our on-line journal that is accessible throughout the United States. The internet has a wider readership than the local printed media. As soon as we have achieved a monthly circulation of 10,000 copies in Houston, Texas, we will be adding electronic version of our journal in the internet. The estimated cost of adding an electronic version of our journal on our website is $5,000. We believe we could achieved a monthly circulation of 10,000 copies within 36 months of our operations. Our initial monthly circulation will be 2,000 copies in Houston, Texas. For the Second year of operation, we believe our monthly circulation will be 3,000 copies. For the third year of operation, we believe our monthly circulation will be 10,000 copies. Once we have implemented our journal in the Internet format, we believe that we will be able to attract more advertisers and readers. There is no guarantee that we will be able to achieve the monthly circulation as of the estimated dates and there is no guarantee that we will ever be able to achieve a monthly circulation of 10,000 copies within three years.

PRINTING AND PUBLISHING

We have obtained printing estimations with printing contractors and publishers who agreed to provide printing services to our journal. These contractors have the required printing machines to produce our journal. One of our major expenditures for our business will be the printing and publishing costs. The estimated cost for the printing and publishing of our monthly journal is $1,000.

Printing contractors also have the capabilities to offer related design services for our journal. We estimated our additional design services offer by our independent printing contractor will be $800. These journalists and writers could contribute writings in many subject areas and able to meet our deadlines. The arrangements with journalists and writers were based on work counts. We believe journalists and writers typically charged $0.01 per word count and there is no guarantee that we will be able to purchase articles for $0.01 per word count. We have set aside $500 budget for writers each monthly. Some of our targeted advertisers are professionals in the field of medicine, law, accounting, real estate, travel and other service industries. There is no guarantee that advertisers are willing to contribute writings in their fields of the profession. We do not pay any fees to advertisers who contribute their own writings. However, readers will get to know these advertisers who are regular contributors to our journal.

It is customary for free newspapers, journals and magazines to set up their own metal newspaper racks within supermarkets and other designated areas such as banks and some Chinese restaurants. We have already made arrangements with a few supermarkets to display our journal. Displaying our journal within supermarkets are beneficial to the supermarkets and us. We believe any readers are motivated to pick up free newspapers, magazines or journals at supermarkets. We believe the readers' presence increase foot traffics to the supermarkets for shopping.

The estimate time to complete for publishing our first journal will be 2-3 months. We have received $, 6,300 deposit from advertisers. We believe it will be published on March 31, 2012. We plan to distribute 2,000 free copies.

HIRING COMMISSION SALES REPRESENTATIVES

It is less costly to hire commission sales persons than salaried employees because the Company is not required to contribute payroll taxes and other employees' benefit. We believe that it is not difficult to recruit one or two experienced sale representatives in Houston. Many new immigrants from China are highly educated, and some of them have experiences in sales and other related fields. However, good and reliable workforces still require careful and selective processes. We estimate the screening and recruiting of qualified sale representatives require one or two months. Once the right candidates were selected, we will provide a brief training session for our sales representatives. We have set aside a 15% as sales commission for our sales representatives, and we have an annual budget of $13,100 to pay commission to our sales representatives. We believe that the estimated budget of $13,100 for two part-time sales representative is sufficient for our initial operations.

MARKETING AND PROMOTION

Our marketing and promotion activities include business networking among business and community leaders in Houston. One of our goals is to maintain good relationship with journalists in the Chinese community. We will invite journalists for luncheons and encourage them to offer any suggestions to improve our productivity and sales. Our budget for marketing and promotion activities is estimated at $1,500 annually. We believe that this estimated budget is sufficient to carry out our marketing and promotion activities in the Chinese community.

EXPANDING OUR BUSINESS ACTIVITIES

In addition to outsource our printing and publishing tasks to local printing contractors, we believe that the Company requires some of the essential office equipments to carry out our daily operations. These office equipments include but not limited to desktop and laptop computers, copy machine, scanning machine, accounting software, office furniture and telephone equipments and additional design services. We have a budget our annual expenditures of these essential office equipments at $7,200. We budgeted $4,500 for professional services related to auditing and accounting services and $300 for legal fees related to register of trademarks with the U.S. Patent office.

RESULTS OF OPERATIONS

The Company generated $6,300 in revenues for the three and nine month periods ended March 31, 2012 and 2011. Operating expenses were $3,060, $-0-, $5,286 and $-0- for the three and nine month ended March 31, 2012 and March 31,2011, respectively. Included in the operating expenses were $2,500 accounting fees; $350 legal fees; $2,350 transfer agent fees. Our net profit during the three-months period ended March 31, 2012 was $3,240 or ($0.00) per share compared to a net profit of $1,014 or ($0.00) per share during the three- months period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we have generated $6,300 revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of March 31, 2012, our total assets were $50,459 in cash and our total liabilities were $2,310. Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(1,851)for the period from July 14, 2010 (inception) to March 31, 2012, and we have $6,300 in revenues. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan. These factors raise substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Item 3. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

OTHER INFORMATION

The S-1 registration statement filed with the Securities and Exchange Commission was declared effectiveness on March 28, 2012.

Item 6. OTHER EXHIBITS

Exhibit 31.1  Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Quarterly Report on Form 10Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

Item 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Seed Corporation

/s/ Su Zhi Da

By: Su Zhi Da

Chief Executive Officer/Chief Financial Officer

May 4, 2012