Form 10-K
period 2012-06-30
Global Seed Corp
filed 2012-10-03
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-177157

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2386 S. Diary Ashford Suite 502

Houston, Texas 77077

(Address of principal executive offices)

1-713-898-6818

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes o No x

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                   Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value held by non-affiliates of the registrant was $-0- as of October 2, 2012 because there was no trading market for the registrant’s securities.

As of October 2, 2012, there were 5,000,000 shares of the registrant’s common stock outstanding.

Global Seed Corporation

( Development Stage Company)

Form 10-K Report Index

PART I

ITEM 1.	BUSINESS	3-8
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	8
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	MINE SAFETY DISCLOSURES	8

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10-12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F1-F10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9B.	OTHER INFORMATION	16

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	15-16
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	18
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	19

SIGNATURES		19

PART 1

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "China Inc" mean " China Inc" unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

Global Seed Corporation was incorporated in the State of Texas on July 13, 2010. We are engaged principally in the distribution of a monthly journal.

Our product is the Global Seed Journal. It is a monthly journal which will be published in Chinese for its presentation of Asian community news, advertising content, and articles written by contributors. Our mission is to be the Asian publication devoted to community news and promotion of advertising content. We are intent on attracting a readership composed primarily of men and women at the 18 to 65 age group. Our projected revenue will mainly come from advertisers in Houston, Texas. If we are able to begin publishing our journal, there is no guarantee that we will be able to earn revenue from advertisers. We do not intend to charge a subscription fee for our journal , any revenues that we earn will be from selling advertising space in our journal. We intend to publish and distribute our monthly journal in Houston, Texas.

Global Seed Corporation is a development stage company that has commenced its planned operations. The operations of the Company to date have been devoted primarily to start-up activities which include the following:

  Formation of the Company:

  Development of our business Plan;

  Capital raising activities ;

  Hire attorney and auditor to prepare the S-1 registration;

  Entering agreements with our vendors for printing services;

  Recruitment of sales representatives;

  Signed up advertisers for our journal.

OUR PRODUCTS AND SERVICES

We are offering the following sections in our journal to target Chinese speaking advertisers and readers in Houston, Texas. There is no guarantee that the advertisers in the industries discussed in this section will choose to purchase advertisements in our journal:

Our proposed journal will devote a special section for the buying and selling of homes in Texas. We believe as the economic downturn worsened, home builders and developers had a harder time selling their new homes, and bankers foreclosed those properties to be liquidated. Our proposed journal is free and accessible at the Chinese speaking neighborhood supermarkets. We have permissions from the local supermarkets to place these freestanding newspaper racks in their designated locations. The local supermarkets do not charge a fees for placing newspaper racks within the designated supermarket as long as we provide our own metal newspaper. We anticipated our real estate listings provide photos, features, and amenities. Our proposed journal goes beyond real estate listings.

Our proposed journal will devote a special section for travel agencies. All travel agents are welcomed to advertise in our journal. We believe our readers will be able to get discount coupons for some travel and tour packages from our advertisers. We will not restricted our advertisers that do not offer discount coupons. We believe that there will be a demand from our readership for travel agents. We believe our advertisers will offer travel coupons, discounted tours and airline tickets directly to our readers. We believe that these promotions from travel agencies will increase our journal's popularity in the community.

Our proposed journal will devote a special section for restaurant advertisers. There are many restaurants in the Chinese speaking communities that offer Chinese, Japanese, and Vietnamese dishes. The restaurant business is highly competitive. We believe our journal can provide a platform to promote a restaurant's business. A section will be devoted for the promotion of special dishes from various restaurants.

Our proposed journal will devote a section for an entertainment guide. This section is the journal's one-stop local entertainment guide. Our reader can go and find out what to do in Houston, from the hot bars, to the latest events, music, movies, styles, and TV.

Our proposed journal will devote a section for business advertisement. We plan to support our growth through business advertisements. We believe that there will be advertisements for businesses, special events, classifieds, and other revenue building advertisements will draw the readers to the journal.

MARKETING AND PROMOTION STRATEGIES:

According to the 2011 Census, Texas is the second most populous U.S. state, next to New York. Texas has experienced strong population growth in recent years. The population growth is mainly in the major cities such as Austin, El Paso, Dallas, Houston, and San Antonio. The Chinese American population in our targeted market in Houston is 24,001. There is no available information regarding the number of Chinese-American who could read Chinese in Houston. We will start operations in Houston, Texas and expand to the California and New York Market within five years. There is no guarantee that we will be able start our journal in Houston or to expand to New York and California within five years.

Our proposed journal is a local, free pick up journal that relies totally on advertising revenue from businesses that want to target a niche in the market of Chinese-Americans. Our Proposed journal will be founded on the principle of creating a publication and marketing for businesses who wish to reach the Chinese-American consumer. We believe our proposed journal will not be successful unless our advertising campaigns provide effective results for the businesses that buy ad space.

ADVERTISING FOR BUSINESS:

Our advertising service begins with an initial concept and design. Our independent printing contractors charge $25 for each advertising design project. Our estimated yearly budget for $800 for design already included the charge of $25 for each advertising design project. We have no intention to hire our staff designers. We believe that advertising is about more than just making the sale. We believe that successful advertising helps our clients’ businesses gain long-term, loyal customers. We believe that the advertising services of Global Seed Journal give organizations the opportunity to increase public awareness through consistent and frequent advertising opportunities. We have our printing contractors to provide the initial concept and design services for our advertisers.

Global Seed Journal offers different approaches to connect with our client’s consumer-base. (a) The travel agency advertisers can offer discount coupons and special tour promotions directly to the consumers. (b) Advertisers such as medical doctors, accountants, attorneys and real estate agents could provided their news releases and special content writings with a focus to their targeted consumers. (c) Other advertisers such as the local supermarkets could offer their weekly specials to their targeted consumers. We take great care in developing the options to fulfill the advertising needs of our customers. The City of Houston will be divided into four selling/distribution zones but the journal's contents and the pricing for advertising space are the same for the advertisers.

Our sales representatives will find customers through cold calls and direct sales. Each representative will be trained on presenting the journal to potential advertisers. The process of selling to new advertisers is as follow: Get out the phone book and call them, compile a list of targeted advertisers, set up appointments to meet with potential advertisers. We believe that the sales representatives are key to the success of our business because the sales representatives are able to solicit new accounts in the Chinese communities. We believe that as time goes by and journal recognition increases, so will the advertiser's acceptance.

FEATURES OF OUR JOURNAL

Global Seed Journal is a monthly publication that reaches the Chinese American consumer. It is our mandate to create an editorial environment that is stimulating, entertaining, informative, and relevant to the Chinese American. There will be twenty local supermarkets locations throughout Houston. It will take one day for an employee to distribute the journal to all of the local supermarkets. The front cover will change monthly and will feature a specific business and/or event relevant to our consumer. The cover is the most critical part of attracting our new market. We believe it must provoke the consumer to pick it up and read it.

Global Seed Journal will be a monthly publication that reaches the Chinese American consumer and we have not yet publish our journal. It is our mandate to create an editorial environment that is stimulating, entertaining, informative, and relevant to the Chinese American. We believe our commitment to quality is essential in the journal and magazine industry. We will placed approximately 20 freestanding newspaper racks in some of the designated local supermarkets and our advertisers' locations throughout Houston. It will take one day for an employee to distribute the journal to all of the freestanding newspaper racks. We have permissions from the local supermarkets to place these freestanding newspaper racks in their designated locations. The local supermarkets do not charge a fees for placing newspaper racks within the designated supermarket as long as we provide our own metal newspaper racks. The cost for each of the metal newspaper rack is $45.00. The front cover will change monthly and will feature a specific business and/or event relevant to our consumer. The cover is the most critical part of attracting our new market. It must provoke the consumer to pick it up and read it.

FINANCIAL PLAN:

Our financial analysis is the focus on the increase of revenue through sales and determining our break-even analysis. Our sales forecast assumes no significant change in costs or prices, which is a reasonable assumption for three-year projection. Our initial concentration will be the sales of advertising space in Houston, Texas. As of June 30, 2012, we have $ 51,162 in cash for general and administrative expenses. Our company has certain start-up costs typically for development stage companies. These costs will occur during the twelve months of operation. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director and there is no guarantee that we will be able to raise additional capital through the sale of equity or debt securities and advanced funds from our officer and director.

REVENUE AND BREAK-EVEN ANALYSIS

Below is the estimated cost of each type of advertising space available to our advertisers. We have adopted a uniform advertising rates throughout the City of Houston. Our rates disclosed for advertisers include our initial design and set up services for advertisers.

Type of Ad	9-11 times	3- 8 times	Each time
Full Page Ad	$500	$550	$600
½ Page	$350	$400	$450
¼ quarter page Classifieds	$200	$250	$300
	$150	$150	$150

If we are able to sell 8 pages of advertising space for a total of $4,800 monthly revenue, we believe it would allow the journal begin to break-even at $4,800.

BUSINESS STRATEGIES

Our market entry strategy will be focused on Chinese communities in Houston, Texas. There is a market for advertisers in Houston, Texas. We will be hiring two sales representatives to solicit advertising accounts through telephone solicitations and personal visits. Our competitors are monthly Chinese language publishers who offer similar products and services in Houston, Texas. We will also compete with other advertisers including English language journals and newspapers. Our initial monthly circulation will be 2,000 copies in Houston, Texas. We intend to increase to 3,500 copies gradually as soon as we are able to sign up more advertisers. We will be initially offering our journal, Global Seed Journal, with front cover in colors and freely distributed to the Chinese communities. As soon as we have achieved a monthly circulation of 10,000 copies in Houston, Texas, we will be adding electronic version of our journal in the internet. One of our business strategies is to expand our readership to other Chinese communities in the United States. Once we have implemented our journal in the electronic format, we believe that we will be able to attract more advertisers and readers.

COMPETITION

We believe our journal competes with several competitors locally in Houston. Our competitors have more prominent brand names and more established with larger market shares; they have greater financial and other resources than we do. We compete based on the followings; the platform on which our products are offered; the way we market and promote our products and services; the effectiveness of the distribution of our products and services. We believe our success in attracting advertisers depends in large part on our ability to identify and successfully respond to customer trends and preferences.

INTELLECTUAL PROPERTY

Management believes that the protection of our intellectual property rights is a key component of our operating strategy. Once our logo is registered with the U.S. Patent office, our potential competitors no longer able to use our company's logo. The legal fees for protecting our intellectual property rights is $300 by register our company's logo with the U.S. Patent Office.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations, including securities laws. We will also be affected by the State business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT

Other than time spent researching our business and proposed markets and segmentation, the Company has not spent any funds on research and development activities to date. If the opportunities arise, the Company may elect to initiate research and development activities.

ENVIRONMENTAL LAWS

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

EMPLOYEE AGREEMENTS

The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Our sole officer and director, Mr. Su Zhi Da is responsible for general and administrative duties and sales activities. We intend to hire part-time sales representatives on a commission basis to keep our overhead to a minimum. Our current commission for advertising sale is 15% of the gross sale.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We maintained our principal office at 2386 S. Diary Ashford, Houston, Texas 77077

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

PENNY STOCK

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker or dealer duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of June 30, 2012, we had 5,000,000 shares of our common stock issued and outstanding held by approximately 49 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

_____________________________________________________________________________________________________________________________________________________________________________________________________

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2012.

ITEM 6. SELECTED FINANCIAL STATEMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have raised an aggregate of $50,000 through private placements of our securities offerings. We intend to begin to accomplish the steps described in the following table as of the date of effectiveness. We will focus on generating advertising revenue from potential clients in Texas.

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

___________________________________________________________________________________________________________________________________________________________________________________________________

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

RESULTS OF OPERATIONS

As of June 30, 2012, we have generated 6,300 in revenues and our assets consist of $51,162 and our net loss for the fiscal year ended 2012 and 2011 were $(3,338) and $(2,865) respectively. Our present capital will be able to maintain our planned operations for 12 months. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director.

We are in the development stage and that we have commenced some of our planned principal operations. During the period of inception, July 14, 2010 to June 30, 2011, we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. For the fiscal year ended June 30, 2012 and 2011, we have incurred a net operating loss of $(3,338) and $(2,865) respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this registration statement, we have yet to generate any revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation S). Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares, and the date of the execution and delivery of the subscription agreement for such shares, purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placements and no underwriting discounts or commissions were paid.

As of June 30, 2012, our total assets were $ 51,209 in cash and our total liabilities were $6,300. Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. There is no guarantee that Su Zhi Da will advance funds to us. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(6,203) for the period from July 14, 2010 (inception) to June 30, 2012. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan.. These factors raise substantial doubt that we will be able to continue as a going concern.

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

CRITICAL ACOUNTING POLICIES AND USE OF ESTIMATES

Our significant accounting policies are more fully disclosed in Note 1 to our financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above. If we succeed in securing additional financing and commencing research and development activities, we expect the preparation of our financial statements will require a greater number of estimates and more significant judgment. We currently believe the following critical accounting policies will require significant judgments and estimates in the preparation of our future financial statements.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

___________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Seed Inc.

Houston, Texas

I have audited the accompanying balance sheet of Global Seed Inc. as of June 30, 2012 and 2011 and the related statements of operations, of stockholders' equity and of cash flows for the year ended June 30, 20121 and the period ended June 30, 2011, and for the period since inception, July 13, 2010 to June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the year ended June 30, 2012 and the period ended June 30, 2011, and for the period from inception, July 13, 2010 to June 30, 2012, in conformity with United States generally accepted accounting principles.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at June 30, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent on the successful completion of its plan to raise capital and develop its publishing business in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy

Certified Public Accountant

Irvine, California

October 2, 2012

__________________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

( Development Stage Company)

Balance Sheet

		June 30, 2012		June 30, 2011
ASSETS
Current Assets:	$		$
Cash & Cash Equivalent		$51,162		$9,500
Stock Subscription Receivable		$-		$40,000
Account Receivable		$-	$
Total Current Assets		$51,162		$49,500
Total Assets		$51,162		$49,500
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable		$2,365		$2,365
Customer Deposit		$5,000		$-
Total current Liabilities		$7,376		$2,365
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		$500		$500
Additional Paid-in Capital		$49,500		$49,500
Deficit accumulated during development stage		$(6,203)		$(2,865)
Total stockholder's Equity ( deficit)		$43,797		$47,135
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$51,162		$49,500

The accompanying notes are an integral part of these financial statements

3

GLOBAL SEED CORPORATION

( Development Stage Company)

Statements of Operations

	Year Ended June 30, 2012	Period Ended June 30, 2011	From July 13, 2010 ( inception) Through June 30, 2012
Revenue:	$6,300	$-	$6,300
OPERATING EXPENSE:
General and Administrative Expenses	9,638	-	9,638
Total Expenses	9,638	-	9,638
Profit ( Loss) from Operations	(3,338)	-	(3,338)
Net Profit ( Loss)	$(3,338)	-	$(3,338)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	0.00	-	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

(A Development Stage Company)

Statements of Cash flows

	For the Year Ended June 30, 2012	For the Period Ended June 30, 2011	From the Period from July 13, 2010 ( Inception) Through June 30, 2012
OPERATING ACTIVITIES:
Net Profit	$(3,338)	$-	$(3,338)
Customer Deposit	5,000	-	5,000
Subscriptions Receivable	40,000	-	40,000
Net cash used by operating activities:	41,662	-	41,662
CASH FLOW FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Common Stock For Cash	-	10,000	10,000
Net Cash Provided by Financing Activities		10,000	51,162
Net Increase ( Decrease) of Cash:	41,662	10,000	51,162
Cash at Beginning of Period:	9,500	-
Cash at End of Period:	51,162	10,000	51,162
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

5

GLOBAL SEED CORPORATION

(A Development Stage Company)

Statement of Stockholder’s Equity

From July 13, 2010 ( inception)

through June 30, 2012

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholder Equity
From July 13, 2010 (Inception) through June 30, 2011
Common stock issued for cash at $0.004 per share on 7/15/2010	2,500,000	$250	$750	$		$1,000
Common stock issued for cash at $0.006 per share on 07/15/2010	1,500,000	150	8,850			9,000
Common stock issued for cash at $0.04 per share on 06/28/2011	1,000,000	100	39,900			40,000
Net Loss from Inception July 14, 2010 to July 30, 2011					(2,865)	(2,865)
Balance on June 30, 2011	5,000,000					47,135
Net Loss on June 30, 2012					(3,338)	(3,338)
Balance on June 30, 2012	5,000,000	$500	$49,500		$(6,203)	$43,797

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

Year Ended June 30, 2012 and 2011

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation is a development stage company, (the “Company”). We were incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.  The Company has generated $6,300 in revenues from June 30, 2011 through June 30, 2012. The Company is a publishing company that publishes a monthly journal called the Global Seed Journal.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the twelve months ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the period from July 13, 2010 (inception) through June 30, 2011 contained in the information filed as part of the Company’s Registration Statement on Form S-1. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended June 30, 2012 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, deposits, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The Company has no other financial instruments.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception through June 30, 2012, the Company has an incurred a net operation loss of $(6,203). The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine.

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

As of June 30, 2012, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a net operating loss of $(3,338) for the fiscal year ended June 30, 2012 and net operating profit of $(6,203) since July 30, 2010 ( inception). The Company had a positive cash flow of $51,162 for cash and cash equivalent assets for the fiscal year ended June 30, 2012. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERED INCOME TAX

The Company's income tax rate computed at the statutory federal rate of 34%, applied to our Net Operating Loss of $(6,203), provided a deferred tax credit of $2,109, which will begin to expire in 2031 unless utilized first. An allowance of $2,109 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized. The change in the allowance in the current year is an increase of $1,168.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended June 30, 2012.

NOTE 8 – CAPITAL STOCK

On July 15, 2010, 2,500,000 shares of common stock were issued for cash at $0.004 per share, realizing $1,000. On July 15 10, 2010, 1,500,000 shares of common stock were issued for cash at $0.006 per share, realizing $9,000.

On June 28, 2011, 1,000,000 shares of common stock were issued for stock subscription receivables at $0.04 per share. The stock subscription receivables were subsequently received in cash on August 29, 2011.

Our authorized capital stock consists of 8,999,886,999 shares of Common Stock at par value $0.0001 per share and 9,989,886,988 shares of preferred stock at par value $0.0001 per share. We currently have 5,000,000 shares of Common Stock issued and outstanding; no preferred shares have been issued to date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2012 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name 　 　　　　　　　　　　　Position

Su Zhi Da 　　　　　　　　　　CEO, CFO, DIRECTOR

Li Ji Director

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Su Zhi Da-From February 2006 to December 2006, Mr. Su acted as an advisor for the Beijing Library Management Association. He was primarily responsible for the review of newly established journals, their release and publication. From January 2007 to December 2007, Mr. Su acted as an advisor for the Beijing Management Association of Historic Books. He was primarily responsible for the review of some historical books before their release and publication. From January 2008 to December 2009, Mr. Su acted as an advisor for the Beijing Association of Books and Magazines. He was primarily responsible for the review of some magazine articles before their release and publication. From January 2010 to June 2010, Mr. Su acted as chief editor of a Beijing-based publication called Military Forum. This publication is a monthly journal that describes China's prominent ancient and contemporary leaders and events. On July 13 2010, Mr. Su incorporated the Global Seed Corporation in Texas.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1. any bankruptcy petition filed by or against any business of which such person was a general partner executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding ( excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction ( in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

__________________________________________________________________________________________________________________________________________________________________________________________________

CORPORATE GOVERNANCE

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2012.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2012 and 2011, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

Name	Position held with the company	age	Date First elected or appointed
Su Zhi Da	Director, President, Treasurer, Secretary	78	July 13, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

SU ZHI DA

From February 2006 to December 2006, Mr. Su acted as an advisor for the Beijing Library Management Association. He was primarily responsible for the review of newly established journals, their release and publication. From January 2007 to December 2007, Mr. Su acted as an advisor for the Beijing Management Association of Historic Books. He was primarily responsible for the review of some historical books before their release and publication. From January 2008 to December 2009, Mr. Su acted as an advisor for the Beijing Association of Books and Magazines. He was primarily responsible for the review of some magazine articles before their release and publication. From January 2010 to June 2010, Mr. Su acted as chief editor of a Beijing-based publication called Military Forum. This publication is a monthly journal that describes China's prominent ancient and contemporary leaders and events. On July 13 2010, Mr. Su incorporated the Global Seed Corporation in Texas.

During the past ten years, Mr. Su has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Su was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Su's involvement in any type of business, securities or banking activities.
4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

16

(L) EXECUTIVE COMPENSATION.

The Company presently not does have employment agreements with any of its named executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officer.

Our current named executive officer holds substantial ownership in the Company.  As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last twelve months for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Su Zhi Da CEO, CFO	2012 2011	2000 1000	0	0	0	0	0	0	2,000 1,000

17

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last twelve months.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Ji	0	0	0	0	0	0	0

__________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of China Inc., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2012.

Title of Class	Beneficiary Owner [1]	Beneficial ownership[2]	% of ownership[3]
Common Stock	Su Zhi Da	1,000,000	20%
Common Stock	Li Ji	1,000,000	20%

[1] Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

[2] All director and executive officer and director as a group (two).

[3] Based on the total of 5,000,000 outstanding common shares as of June 30, 2012.

_________________________________________________________________________________________________________________________________________________________________________________________________

(2) ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

(a) As of June 30, 2012, there is an accrued salary of $2,000 payable to our Officer.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	2012	2011
Audit Fees	$2,000	$2,500
Audit-related fees	500
Tax Fees
total	$2,500	$2,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

___________________________________________________________________________________________________________________________________________________________________________________________________

PART 1V

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit 3.1 Article of Incorporation *

Exhibit 3.2 Bylaws of Registration*

Exhibit 31.1  Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Quarterly Report on Form 10-K**

* Previously filed on 03/12/2012

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Seed Corporation

/s/ Su Zhi Da

By: Su Zhi Da

Chief Executive Officer/Chief Financial Officer

October 2, 2012