Form 10-Q
period 2012-09-30
Global Seed Corp
filed 2012-11-01
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of November 1, 2012.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Balance Sheet

	September 30, 2012	June 30, 2012
ASSETS
Current Assets:
Cash & Cash Equivalent	$52,189	$51,162
Stock Subscription Receivable	-	-
Account Receivable	-	-
Total Current Assets	52,189	51,162
Total Assets	$52,189	$51,162
LIABILITIES & STOCKHOLDERS’ EQUITY
Account Payable	$2,365	$2,365
Customer Deposit	-	5,000
Total current Liabilities	$2,365	$7,376
STOCKHOLDERS’ EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding	$500	$500
Additional Paid-in Capital	49,500	49,500
Deficit accumulated during development stage	(176)	(6,203)
Total stockholder's Equity ( deficit)	49,824	43,797
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,189	$51,162

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended September 30, 2012	Period Ended September 30, 2011	From July 13,2010 ( Inception) Through September 30, 2012
Revenue:	$6,237	$-	$12,537
OPERATING EXPENSE:
General and Administrative Expenses	210	1,140	12,713
Total Expenses	210	1,140	12,713
Profit ( Loss) from Operations	6,027	$(1,140)	(176)
PROFIT ( LOSS) PER COMMON SHARE -BASIC AND DILUTED	$(0.00)	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

( unaudited)

		For the three Months ended September 30, 2012		For The three months Ended September 30, 2011		For the Period from Inception, (July 13, 2010) Through September 30, 2012
Cash flows from Operating activities:
Net Loss		$6,027		$(1,140)		$(176)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:						-
Increase (decrease) Account Payable		-		-		2,365
Increase (decrease) Customer Deposit		(5,000)
Net Cash provided by operating activities		1,027		(1,140)		2,189
Cash Flows from financing activities:		-
Issuance of Common Stock For Cash		-		40,000		50,000
Net Cash Provided by Financing Activities		-		40,000		50,000
Net Increase ( Decrease) of Cash:		1,027		38,860		52,189
Cash at Beginning of Period:		51,162		9,500		-
Cash at End of Period:		$52,189		$48,360		$52,189
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$		$		$
Taxes paid	$		$		$

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements ( unaudited)

Three Months ended September 30, 2012 and 2011( unaudited)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation is a development stage company, (the “Company”). The Company incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three months ended September, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months period ended September 30, 2012 are not necessarily indicative of results for the entire year ending June 30, 2013.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company generated $12,527 in sales and incurred a loss of $176. The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of September 30, 2012, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a operating loss of $176. in the three months ended September 30, 2012 and net operating loss since July 30, 2010 ( inception). The Company had a negative cash flow of $1,027 for the three months ended September 30, 2012. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating loss of $176 as of September 30, 2012, which can be utilized to offset taxable income for the following 20 years, unless utilized first. The net operating loss generated a deferred tax credit which is de minimus.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended September 30, 2012

NOTE 8 – CAPITAL STOCK

No stock was issued in the three months ended September 30, 2012.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan as follow:

GOALS	PROJECT OUTCOMES
Create our corporate website	Establish our corporate images
Printing and Publishing	Publish our monthly journal
Articles and photography of Journal	Pay for writer's articles and photography
Hiring commission sales representatives	Sign up 10-15 advertising accounts
Marketing and Promotion	Create brand image in the community
Expanding business activities	Acquisition of office equipment
Installing metal newsstands	Convenient for customer to pick up newspapers
Design Services	Additional design services by printing contractors

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

RESULTS OF OPERATIONS

The Company generated $6,237 in revenues for the three month periods ended September 30, 2012. Operating expenses were $210, $-0- for the three month ended September 30, 2012 and September 30, 2011, respectively. Our net profit during the three-months period ended September 30, 2012 was $6,027 or ($0.00) per share compared to a net profit of $-0- or ($0.00) per share during the three- months period ended September 30, 2012 and September 30, 2011 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we have generated $6,027 revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of September 30, 2012, our total assets were $52,189 in cash and our total liabilities were $2,365. Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(176) for the period from July 14, 2010 (inception) to September 30, 2012. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2012

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

OTHER INFORMATION

None

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

November 1, 2012