Form 10-Q
period 2012-12-31
Global Seed Corp
filed 2013-02-01
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of January 31, 2013.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Balance Sheet

	December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash & Cash Equivalent	$49,738	$51,162
Stock Subscription Receivable	-	-
Account Receivable	-	-
Total Current Assets	49,738	51,162
Total Assets	$49,738	$51,162
LIABILITIES & STOCKHOLDERS’ EQUITY
Account Payable	$2,188	$2,365
Customer Deposit	-	5,000
Total current Liabilities	$2,188	$7,376
STOCKHOLDERS’ EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding	$500	$500
Additional Paid-in Capital	49,500	49,500
Deficit accumulated during development stage	(2,450)	(6,203)
Total stockholder's Equity ( deficit)	47,550	43,797
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,738	$51,162

The accompanying notes are an integral part of these financial statements

	Three Months Ended Dec.31, 2012	Three Months Ended Dec.31, 2011	Six Months Ended Dec.31, 2012	Six Months Ended Dec.31, 2011	From July 13, 2010 (Inception) Through Dec.31,2012
Revenue:	-	6,237	6,237	-	12,537
OPERATING EXPENSE:
General and Administrative Expenses	2,274	210	2,484	2,226	14,987
Total Expenses	2,274	210	2,484	2,226	14,987
Profit ( Loss) from Operations	2,274	6,027	3,753	(2,226)	(2,450)
PROFIT ( LOSS) PER COMMON SHARE -BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

( unaudited)

		Six Months ended Dec.31, 2012		Six months Ended Dec. 31, 2011		From Inception, (July 13, 2010) ( Inception) Through Dec.31, 2012
Cash flows from Operating activities:
Net Loss		$3,753		$(2,226)		$(2,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:						-
Increase (decrease) Account Payable		(177)		(2,365)		2,188
Increase (decrease) Customer Deposit		(5,000)		6,300		-
Net Cash provided by operating activities		(1,424)		1,709		(262)
Cash Flows from financing activities:		-
Issuance of Common Stock For Cash		-		40,000		50,000
Net Cash Provided by Financing Activities		-		40,000		50,000
Net Increase ( Decrease) of Cash:		1,424		41,709		49,738
Cash at Beginning of Period:		51,162		9,500		-
Cash at End of Period:		$49,738		$51,209		$49,738
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$		$		$
Taxes paid	$		$		$

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements ( unaudited)

Six Months ended December 31, 2012 and 2011( unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the six months ended December 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the Six months period ended December 31, 2012 are not necessarily indicative of results for the entire year ending June 30, 2013.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company generated $12,537 in sales and incurred a loss of $(2,450) The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of December 31, 2012, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $(2,274) in the three months ended December 31, 2012 and net operating loss since July 30, 2010 ( inception) of $(2,450). The Company had a net income of $3,753 for the six months ended December 31, 2012. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating loss of $(2,450) as of December 31, 2012, which can be utilized to offset taxable income for the following 20 years, unless utilized first. The net operating loss generated a deferred tax credit which is de minimus.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended December 31, 2012.

NOTE 8 – CAPITAL STOCK

No stock was issued in the six months ended December 31, 2012.

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

RESULTS OF OPERATIONS

The Company generated $6,237 in revenues for the six month periods ended December 31, 2012. Operating expenses were $2,484, $2,226 for the Six month ended December 31, 2012 and December 31, 2011, respectively. Our net profit during the six months period ended December 31, 2012 was $3,753 or ($0.00) per share compared to a net profit of $-0- or ($0.00) per share during the six months period ended December 31, 2012 and December 31, 2011 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we have generated $6,237 revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of December 31, 2012, our total assets were $49,738 in cash and our total liabilities were $2,188 Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(2,450) for the period from July 14, 2010 (inception) to December 31, 2012. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan. These factors raise substantial doubt that we will be able to continue as a going concern.

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

January 31, 2013