Form 10-Q/A
period 2012-12-31
Global Seed Corp
filed 2013-02-04
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of February 4, 2013.

Explanation:

The reason for filing this Amendment No. 1 on Form 10-Q/A is to provide supplementary disclosures to the registrant Form 10-QA filled with the US Securities and Exchange Commission on January 31, 2013.  These disclosures include the followings:

(a) Exhibit 31 and Exhibit 32 with officer certifications as exhibits in accordance with Item 601(b)(31) and Item 601(b) (32) of Regulation S-K. the other Items in the initial filing remain unchanged and are not restated herein.

Global Seed Corporation

( Development Stage Company)

Form 10-Q/A Report Index

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

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-QA shall be deemed “furnished” and not “filed.”

Item 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Seed Corporation

/s/ Su Zhi Da

By: Su Zhi Da

Chief Executive Officer/Chief Financial Officer

February 4, 2013