Form 10-Q
period 2013-03-31
Global Seed Corp
filed 2013-05-08
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of March 31, 2013.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

Balance Sheet

		March 31, 2012 ( unaudited)		June 30, 2011 ( audited)
ASSETS
Current Assets:	$		$
Cash & Cash Equivalent		$45,214		$9,500
Stock Subscription Receivable	$			$40,000
Account Receivable	$		$
Total Current Assets		$45,214		$49,500
Total Assets		$45,214		$49,500
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable	$			$2,365
Customer Deposit	$		$
Total current Liabilities	$			$2,365
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		$500		$500
Additional Paid-in Capital		$49,500		$49,500
Deficit accumulated during development stage		$(4,786)		$(2,865)
Total stockholder's Equity ( deficit)		$45,214		$47,135
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$45,214		$49,500

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

( unaudited)

		Three Months Ended March 31,2012	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Period Ended March 31, 2012	From July 13,2010 ( Inception) Through March 31, 2013
Revenue:	$		$6,237	$6,237	$6,300	$12,537
OPERATING EXPENSE:
General and Administrative Expenses		$2,336	$3,060	$4,820	$5,286	$17,323
Total Expenses		$2,336	$3,060	$4,820	$5,286	$17,323
Profit ( Loss) from Operations		$(2,336)	$3,177	$1,417	$1,014	$17,323
Net Profit ( Loss)		$(2,336)	$3,177	$1,417	$1,014	$(4,786)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED		$0,00	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

( unaudited)

	Nine Months Ended March 31, 2013	Nine Ended March 31, 2012	From the Period From July 13, 2010 ( Inception) Through March 31, 2013
OPERATING ACTIVITIES:
Net Profit	$1,417	$1,014		$(4,786)
Accounts Payable		-
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	(2,365)	(2,365)		-
Increase ( decrease) Account Payable	(5,000)	6,300
Increase ( decrease) Customer Deposit	(5,948)	(1,709)		(4,786)
Net Cash provided by ( used by) operating activities
Issuance of Common Stock For Cash	-	40,000		50,000
Net Cash Provided by Financing Activities	-	40,000		50,000
Net Increase ( Decrease) of Cash:	(5,948)	41,709		45,214
Cash at Beginning of Period:	51,162	9,500
Cash at End of Period:	$45,214	$51,209		$45,214
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid			$

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

Nine Months Ended March 31, 2013 and 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months period ended March 31, 2013 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

As of March 31, 2013, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $(4,786) in the nine months ended March 31, 2013 and net operating loss of $(4,786) since July 30, 2010 ( inception). The Company had a net profit of $1,417 for the nine months ended March 31, 2013. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating loss of $(4,786) as of March 31, 2013, which can be utilized to offset taxable income for the following 20 years, unless utilized first. the net operating loss generated a deferred tax credit which is de minimus.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended March 31, 2013.

NOTE 8 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2013.

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

RESULTS OF OPERATIONS

During the period of inception, July 14, 2010 to March 31, 2013, we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. As of March 31, 2013, we have generated $1,417 in revenues. Since July 14, 2012 (inception), our loss has been $(4,786) of which $(4,786) is for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we have generated $1,417 revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of March 31, 2013, our total assets were $45,214 in cash and our total liabilities -0-. Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(4,786)for the period from July 14, 2010 (inception) to March 31, 2013, and we have $1,417 in revenues. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2013.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

OTHER INFORMATION

No

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

May 8th, 2013