Form 10-K
period 2013-06-30
Global Seed Corp
filed 2013-10-07
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-177157

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

The aggregate market value held by non-affiliates of the registrant was $-0- as of September 16, 2013 because there was no trading market for the registrant’s securities.

As of Oct.5, 2013, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

Global Seed Corporation is a development stage company that has commenced its planned operations. The operations of the Company to date have been devoted primarily to start-up activities which include the following: Formation of the Company; Development of our business Plan; Capital raising activities ; hire attorney and auditor to prepare the S-1 registration; Entering agreements with our vendors for printing services; Recruitment of sales representatives; Signed up advertisers for our journal.

 _________________________________________________________________________________________________________________________________________________________

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

___________________________________________________________________________________________________________________________________________________________

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

 _________________________________________________________________________________________________________________________________________________________

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

_____________________________________________________________________________________________________________________________________________________________

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

 __________________________________________________________________________________________________________________________________________________________

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

_________________________________________________________________________________________________________________________________________________________

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

HOLDERS OF OUR COMMON STOCK

As of June 30, 2013, we had 5,000,000 shares of our common stock issued and outstanding held by approximately 49 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2013.

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

RESULTS OF OPERATIONS

As of June 30, 2013, we have generated 6,237 in revenues and our assets consist of $44,814 and our net profit/loss for the fiscal year ended 2013 and 2012 were $1,017 and $(3,338) respectively. Our present capital will be able to maintain our planned operations for 12 months. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director.

We are in the development stage and that we have commenced some of our planned principal operations. During the period of inception, July 14, 2010 to June 30, 2013,we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. For the fiscal year ended June 30, 2013 and 2012, we have incurred a net operating loss of $1,017 and $(3,338) respectively.

____________________________________________________________________________________________________________________________________________________________

 LIQUIDITY AND CAPITAL RESOURCES

As of the date of this registration statement, we have yet to generate any revenues from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2013, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation S). Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares, and the date of the execution and delivery of the subscription agreement for such shares, purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placements and no underwriting discounts or commissions were paid.

As of June 30, 2013, our total assets were $ 44,814 in cash and our total liabilities were -0- Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. There is no guarantee that Su Zhi Da will advance funds to us. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

ZBS Group, LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred a net loss of $(5,186) for the period from July 14, 2010 (inception) to June 30, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations and implementation of our business plan.. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

____________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Seed Corporation

(A Development Stage Company)

Houston, TX

We have audited the accompanying condensed balance sheet of Global Seed Corporation. (a Development Stage Company), as of June 30, 2013, and the related condensed statements of operations, stockholders' equity and cash flows for the year ended June 30, 2013 and for the period from July 13, 2010 (Inception) to June 30, 2013. These condensed financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these condensed financial statements based on our audit. The condensed financial statements of the Company for the year ended June 30, 2012 were audited by other auditors whose report, dated October 2, 2012 expressed an unqualified opinion on those statements. The condensed financial statements for the period from July 13, 2010 through June 30, 2012 include a net loss of $6,203. Our opinion on the statements of operations, stockholders' equity and cash flows for the period from July 13, 2010 through June 30, 2013, insofar as it relates to amounts for prior periods through June 30, 2012, is based solely on the reports of other auditors.

 We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the condensed financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Corporation as of June 30, 2013, and the results of their operations and their cash flows for the year then ended and for the period from July 13, 2010 (Inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had minimal revenues from operations and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group, LLP

ZBS Group, LLP

Melville, NY

October 3, 2013

255 Executive Drive, Suite 400, Plainview, New York 11803 Tel: 516-394-3344 Fax: 516-342-6273 www.zbscpas.com

__________________________________________________________________________________________________________________________________________________________

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Seed Inc.

Houston, Texas

I have audited the accompanying balance sheet of Global Seed Inc. as of June 30, 2012 and 2011 and the related statements of operations, of stockholders' equity and of cash flows for the year ended June 30, 2012 and the period ended June 30, 2011, and for the period since inception, July 13, 2010 to June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

October 2, 2012

17848 Skypark circle, Irving, California 92614-6401 Tel: 949-955-2522 Fax:949-724-3892 Jkinross@cox.net

__________________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

( Development Stage Company)

Balance Sheet

		June 30, 2013		June 30, 2012
ASSETS
Current Assets:	$		$
Cash & Cash Equivalent		$44,814		$51,162
Stock Subscription Receivable		$-		$-
Account Receivable		$-		$-
Total Current Assets		$44,814		$51,162
Total Assets		$44,814		$51,162
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable		$-		$2,365
Customer Deposit		$-		$5,000
Total current Liabilities		$-		$7,376
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		$500		$500
Additional Paid-in Capital		$49500		$49,500
Deficit accumulated during development stage		$(5,186)		$(6,203)
Total stockholder's Equity ( deficit)		$44,814		$43,797
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$44,814		$51,162

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Statements of Operations

	Year Ended June 30, 2013	Period Ended June 30, 2012	From July 13, 2010 (inception) Through June 30, 2013
Revenue:	$6,237	$6,300	$12,537
OPERATING EXPENSE:
General and Administrative Expenses	5,220	9,638	17,723
Total Expenses	5,220	9,638	17,723
Profit ( Loss) from Operations	1,017	(3,338)	(5,186)
Net Profit ( Loss)	$1,017	(3,338)	$(5,186)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	0.00	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

( A development Stage Company)

Condensed Statements of Cash Flows

	Twelve Months Ended June 30, 2013	Twelve Months Ended June 30, 2012	From July 13, 2010 (inception) Through June 30, 2013
OPERATING ACTIVITIES:
Net Profit ( Loss)	$1,017	$(3,338)	$(5,186)
Adjustments to reconcile net loss to net cash used by operating Activities:
Change in operating assets and liabilities:
Increase ( decrease) Account Payable	(2,365)	5,000
Increase ( decrease) Customer Deposit	(5,000)
NET CASH PROVIDED BY ( USED BY) OPERATING ACTIVITIES	(6,348)	40,000	(5,186)
Issuance of Common Stock for Cash			50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES			50,000
Net Increase ( Decrease) of Cash:	(6,348)	41,662	51,162
Cash at Beginning of Period:	51,162	10,000
Cash at End of Period:	$44,814	$51,162	$44,814
Supplemental Cash Flow Disclosure:
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

(A Development Stage Company)

Statement of Stockholder’s Equity

From July 13, 2010 ( inception)

through June 30, 2013

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stock Holder's Equity
From July 13, 2010 (Inception) through June 30, 2011
Common stock issued for cash at $0.004 per share on 7/15/2010	2,500,000	250	750		1,000
Common stock issued for cash at $0.006 per share on 07/15/2010	1,500,000	150	8,850		9,000
Common stock issued for cash at $0.04 per share on 06/28/2011	1,000,000	100	39,900		40,000
Net Loss from Inception July 14, 2010 to July 30, 2011				(2,865)	(2,865)
Balance on June 30, 2011
Net Profit (Loss) on June 30, 2012					47,135
Net Profit (Loss) from Inception July 14, 2010 to July 30, 2011				(3,338)	(3,338)
Balance on June 30, 2012	5,000,000	500	49,500	(6,203)	43,797
Net Profit (Loss) on June 30, 2013				1,017	1,017
Balance on June 30, 2013	5,000,000	500	49,500	(5,186)	44,814

The accompanying notes are an integral part of these financial statements

_______________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

Year Ended June 30, 2013 and 2012

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation is a development stage company, (the “Company”). We were incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.  The Company has generated $6,237.00 in revenues from June 30, 2012 through June 30, 2013. The Company is a publishing company that publishes a monthly journal called the Global Seed Journal.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception through June 30, 2013, the Company has an incurred a net operation loss of $(5,186). The Company’s working capital has been generated through sale of stock.

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

As of June 30, 2013, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a net operating loss of $(5,186) for the fiscal year ended June 30, 2013 and net operating loss of $(6,203) since July 30, 2010 ( inception). The Company had a positive cash flow of $44,814 for cash and cash equivalent assets for the fiscal year ended June 30, 2013. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

 NOTE 5 – DEFERED INCOME TAX

The Company's income tax rate computed at the statutory federal rate of 34%, applied to our Net Operating Loss of $(5,186), provided a deferred tax credit of $1,763, which will begin to expire in 2031 unless utilized first. An allowance of $1,763 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended June 30, 2013.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

__________________________________________________________________________________________________________________________________________________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2013 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

 ________________________________________________________________________________________________________________________________________________________

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2013.

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

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

Name	Position held with the company	age	Date First elected or appointed
Su Zhi Da	Director, President, Treasurer, Secretary		July 13, 2010

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Su Zhi Da CEO, CFO	2013 2012	1,000 2,000	0	0	0	0	0	0	1,000 2,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of China Inc., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2013.

Title of Class	Beneficiary Owner [1]	Beneficial ownership[2]	% of ownership[3]
Common Stock	Su Zhi Da	1,000,000	20%
Common Stock	Li Ji	1,000,000	20%

[1] All director and executive officer and director as a group (two).

[2] Based on the total of 5,000,000 outstanding common shares as of June 30, 2013.

_________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

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

	2012	2011
Audit Fees	$2,000	$2,500
Audit-related fees	1,500
Tax Fees	-
total	$3,500	$2,500

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

October 7, 2013