Form 10-Q
period 2013-09-30
Global Seed Corp
filed 2013-10-28
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of September 30, 2013.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

September 30, 2013

Balance Sheets

		September 31, 2013 (unaudited)		June 30, 2013 (Audited)
ASSETS
Current Assets:	$		$
Cash & Cash Equivalent		$43,314		$44,814
Stock Subscription Receivable	$		$
Account Receivable	$		$
Total Current Assets		$43,314		$44,814
Total Assets		$43,314		$44,814
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable		$-		$-
Customer Deposit		$-		$-
Total current Liabilities		$-		$-
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		$500		$500
Additional Paid-in Capital		$49,500		$49,500
Deficit accumulated during development stage		$(6,686)		$(5,186)
Total stockholder's Equity ( deficit)		$43,314		$44,814
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$43,314		$44,814

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

( Unaudited)

	Three Months Ended Sept 30, 2013	Three Months Ended Sept.30, 2012	From July 13,2010 (Inception) Through Sept.30, 2013
Revenue:	-	$-	$12,537
OPERATING EXPENSE:
General and Administrative Expenses	1,500	$1,140	$19,223
Total Expenses	1,500	$1,140	$19,223
Profit ( Loss) from Operations	1,500	$(1,140)	$(6,686)
Net Profit ( Loss)	(1,500)	$1,140	$(6,686)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

(Unaudited)

	three Months Ended Sept. 30, 2013	Nine Ended Sept. 31, 2012	From the Period From July 13, 2010 ( Inception) Through Sept. 30 2013
OPERATING ACTIVITIES:
Net Loss	$(1,500)	$(1,140)		$(6,686)
Accounts Payable		-
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:				-
Increase ( decrease) Account Payable
Increase ( decrease) Customer Deposit	(1,500)	(1,140)		(6,686)
Proceeds from the sale of common stock	-	40,000		50,000
Cash Flow from Financing activities:
Proceeds from the sale of common stock	-	40,000		50,000
Net Cash Financing Activities	-	40,000		50,000
Net Increase ( Decrease) of Cash:	(1,500)	38,860		43,314
Cash at Beginning of Period:	44,814	9,500
Cash at End of Period:	$43,314	$48,360		$43,314
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid			$

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to interim Financial Statement September 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three months ended September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company has incurred an operating loss of $6,686. The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of September 30, 2013, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $6,686 in the three months ended September 30, 2013 and net operating loss of $6,686 since July 30, 2010 ( inception). The Company had a net operating loss of $6,686 for the three months ended September 30, 2013. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating loss of $6,686 as of September 30, 2013, which can be utilized to offset taxable income for the following 20 years, unless utilized first. the net operating loss generated a deferred tax credit which is de minimus.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments or contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended September 30, 2013.

NOTE 8 – CAPITAL STOCK

No stock was issued in the nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS

During the period of inception, July 14, 2010 to September 30, 2013, we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. Since July 14, 2012 (inception), our loss has been $6,686 of which $6,686 is for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we have a net operating loss of $6,686 from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of September 30, 2013, our total assets were $43,314 in cash and our total liabilities -0-. Our sole officer and director, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2013.

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

October 25, 2013