Form 10-Q
period 2013-12-31
Global Seed Corp
filed 2014-02-12
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Dec.31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-177157

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6533 S. Briar Bayou Dr, Houston, Texas 77072

(Address of principal executive offices)

832-662-4146

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of February 12, 1013.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Balance Sheets

		December 31, 2013 (Unaudited)		June 30, 2013 (Audited)
ASSETS
Current Assets:
Cash & Cash Equivalent		$31,574		$44,814
Stock Subscription Receivable
Account Receivable
Total Current Assets		31,574		44,814
Total Assets		$31,574		$44,814
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable
Customer Deposit
Total current Liabilities	$		$
STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		500		500
Additional Paid-in Capital		49,500		49,500
Deficit accumulated during development stage		(18,426)		(5,186)
Total stockholder's Equity ( deficit)		31,574		44,814
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$31,574		$44,814

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

(Unaudited)

		Three Months Ended December 31, 2013		Three Months Ended December 31, 2012		Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	From July 13,2010 (Inception) Through December 31, 2013
Revenue:	$		$		$		$6,237	$12,537
OPERATING EXPENSE:
General and Administrative Expenses		11,740		2,274		13,240	2,484	30,963
Total Expenses		11,740		2,274		13,240	2,484	30,963
Profit ( Loss) from Operations		11,740		2,274		13,240	3,753	(18,426)
Net Profit ( Loss)		$(11,740)		$(2,274)		$(13,240)	$3,753	$(18,426)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED		$0.00		$0.00		$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,000,000		5,000,000		5,000,000	5,000,000	5,000,000

See notes to interim condensed financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

(Unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	From Inception ( July 13, 2010) Through December 31, 2013
Cash Flows from Operating Activities:
Net Profit (Loss)	$(13,240)	$3,753	$(18,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase ( decrease) Account Payable		(177)
Increase ( decrease) Customer Deposit		(5,000)
Net Cash used by Operating Activities:	(13,240)	(1,424)	(18,426)
Cash Flow from Financing activities:
Proceeds from the sale of common stock			50,000
Net Cash provided by Financing Activities			50,000
Net Increase ( Decrease) of Cash:	$(13,240)	$(1,424)	$31,574
Cash at Beginning of Period:	44,814	51,162	-
Cash at End of Period:	$31,574	$49,738	$31,574
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to Interim Condensed Financial Statement

December 31, 2013 ( Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the six months ended December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

*	Level 1 - quoted prices in active markets for Identical assets or liabilities
*	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*	Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company has incurred an operating loss of $18,426 The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of December 31, 2013, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $13,240 in the six months ended December 31, 2013 and net operating loss of $18,426 since July 30, 2010 ( inception). Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERRED INCOME TAX CREDIT

The Company has a net operating loss of $18,426 as of December 31, 2013, which can be utilized to offset taxable income for the following 20 years, unless utilized first. The net operating loss generated a deferred tax credit which is minimum for this quarter.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments or contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended December 31, 2013

NOTE 8 – CAPITAL STOCK

No stock was issued in the six months ended December 31, 2013

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

Printing contractors also have the capabilities to offer related design services for our journal. We estimated our additional design services offer by our independent printing contractor will be $800. These journalists and writers could contribute writings in many subject areas. The arrangements with journalists and writers were based on word counts. We believe journalists and writers typically charged $0.01 per word count and there is no guarantee that we will be able to purchase articles for $0.01 per word count. We have set aside $1,000 budget for writers monthly. Some of our targeted advertisers are professionals in the field of medicine, law, accounting, real estate, travel and other service industries. There is no guarantee that advertisers are willing to contribute writings in their fields of the profession. We do not pay any fees to advertisers who contribute their own writings, however, readers will get to know these advertisers who are regular contributors to our journal.

It is customary for free newspapers, journals and magazines to set up their own metal newspaper racks within supermarkets and other designated areas such as banks and local restaurants. We have already made arrangements with a few supermarkets to display our journal. Displaying our journal within supermarkets are beneficial to the supermarkets. We believe any readers are motivated to pick up free newspapers, magazines or journals at supermarkets. We believe the readers' presence increase foot traffics to the supermarkets for shopping.

HIRING COMMISSION SALES REPRESENTATIVES

It is less costly to hire commission sales persons than salaried employees because the Company is not required to contribute payroll taxes and other employees' benefit. We believe that it is not difficult to recruit qualified sale representatives in Houston. However, good and reliable workforces still require careful and selective processes. Once the right candidates are selected, we will provide a brief training session for our sales representatives. We have set aside a 15% as sales commission for our sales representatives, and we have an annual budget of $13,100 to pay commission to our sales representatives. We believe that the estimated budget of $13,100 for two part-time sales representative is sufficient for our initial operations.

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

RESULTS OF OPERATIONS

During the period of inception, July 14, 2010 to December 31, 2013, we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. Since July 14, 2012 (inception), our loss has been $18,426 of which $18,426 is for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we have a net operating loss of $13,240 from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of December 31, 2013, our total assets were $31,574 in cash and our total liabilities -0-. Our Chief Executive Officer officer , Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2013

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

February 12, 2013.