Form 10-Q
period 2014-03-31
Global Seed Corp
filed 2014-05-13
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of May 12, 2014

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) March 31, 2014 and June 30, 2013	3
Condensed Statements of Operations (Unaudited) cumulated period during the development stage ( July 13, 2010 to March 31, 2014) and the Three and Nine Months ended March 31, 2014 and 2013	4
Condensed Statements of Cash Flows(Unaudited) cumulated period during the development stage ( July 13, 2010 to March 31, 2014) and the Three and Nine Months ended March 31, 2014 and 2013	5
Notes to financial Statements ( Unaudited)	6-10
Item 2. Management Discussion and Analysis of Financial Condition	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Control and Procedures	12
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibit	13
Item 7. Signature	13

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Balance Sheets

		March 31, 2014 (Unaudited)		June 30, 2013
ASSETS
Current Assets:
Cash & Cash Equivalent		$30,789		$44,814
Total Current Assets		30,789		44,814
Total Assets		$30,789		$44,814

LIABILITIES & STOCKHOLDER'S EQUITY
Note Payable		$-		$-
Total current Liabilities	$	_________-	$	____-

STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding		500		500
Additional Paid-in Capital		49,500		49,500
Deficit accumulated during development stage		(19,211)		(5,186)
Total stockholder's Equity		30,789		44,814
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$30,789		$44,814

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

( Development Stage Company)

Condensed Statements of Operations

(Unaudited)

		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	From July 13,2010 (Inception) Through March 31, 2014
Revenue:	$		$		$		$6,237	$12,537
OPERATING EXPENSE:
General and Administrative Expenses		785		2,336		14,025	4,820	31,748
Total Expenses		785		2,336		14,025	4,820	31,748
Profit ( Loss) from Operations		785		(2,336)		14,025	1,417	(19,211)
Net Profit ( Loss)		$(785)		$(2,336)		$(14,025)	$1,417	$(19,211)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED		$0.00		$0.00		$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,000,000		5,000,000		5,000,000	5,000,000	5,000,000

See notes to interim condensed financial statements

Global Seed Corporation

(A Development Stage Company)

Condensed Statements of Cash flows

(Unaudited)

		Nine Months Ended March 31, 2014		Nine Months Ended March 31, 2013		From Inception ( July 13, 2010) Through March 31, 2014
Cash Flows from Operating Activities:
Net Profit (Loss)		$(14,025)		$1,417		$(19,211)
Adjustments to reconcile net Profit (loss) to net cash used by operating activities:
Change in operating assets and liabilities:		-		-		-
Increase ( decrease) Account Payable		-		(2,365)		-
Increase ( decrease) Customer Deposit		-		(5,000)		-
Net Cash used by Operating Activities:		(14,025)		(5,948)		(19,211)
Cash Flow from Financing activities:
Proceeds from the sale of common stock		-		-		50,000
Net Cash provided by Financing Activities						50,000
Net Increase ( Decrease) of Cash:		$(14,025)		$(5,948)		$30,789
Cash at Beginning of Period:		44,814		51,162		-
Cash at End of Period:		$30,789		$45,214		$30,789
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$		$		$
Income taxes paid	$		$		$

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

(A Development Stage Company)

Notes to Interim Condensed Financial Statement

March 31, 2014 ( Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

DEVELOPMENT -STAGE COMPANY

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ASC 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as July 13, 2010. Since inception, the Company has incurred an operating loss of $19,211 The Company’s working capital has been generated through sale of stock and the sale of advertising spaces in magazine. Management has provided financial data since July 13, 2010, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

As of March 31, 2014, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

As of March 31, 2014, the company has contemplated acquiring intellectual property rights from third parties. The intellectual property rights have been registered with ISBN. The payment will be made either note payables or the fair value of the stock going to be issued.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $14,025 in the nine months ended March 31, 2014 and net operating loss of $19,211 since July 13, 2010 ( inception). Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments or contingencies.

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended March 31, 2014

NOTE 7 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2014

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

HIRING COMMISSION SALES REPRESENTATIVES

It is less costly to hire commission sales persons than salaried employees because the Company is not required to contribute payroll taxes and other employees' benefit. We believe that it is not difficult to recruit qualified sale representatives in Houston. However, good and reliable workforces still require careful and selective processes. Once the right candidates are selected, we will provide a brief training session for our sales representatives. We have set aside a 15% as sales commission for our sales representatives, and we have an annual budget of $14,025 to pay commission to our sales representatives. We believe that the estimated budget of $13,100 for two part-time sales representative is sufficient for our initial operations.

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

RESULTS OF OPERATIONS

During the period of inception, July 14, 2010 to March 31, 2014, we incorporated the company and hired attorney, accountants, and auditor for the preparation of this registration statement. Since July 13, 2010 (inception), our loss has been $19,211 of which $19,211 is for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2014, we have a net operating loss of $14,025 from our business operation. We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2011, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation (S).

As of March 31, 2014, our total assets were $30,789 in cash and our total liabilities $0. Our Chief Executive Officer officer , Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate any revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2014.

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

May 12, 2014