Form 10-K
period 2014-06-30
Global Seed Corp
filed 2014-09-30
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2014

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

1-832-662-4164

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [x]

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

The aggregate market value held by non-affiliates of the registrant was $-0- as of June 30, 2014 because there was no trading market for the registrant’s securities.

As of June 30, 2014, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "Global Seed" mean " Global Seed Corp." unless otherwise indicated.

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

FINANCIAL PLAN:

Our financial analysis is the focus on the increase of revenue through sales and determining our break-even analysis. Our sales forecast assumes no significant change in costs or prices, which is a reasonable assumption for three-year projection. Our initial concentration will be the sales of advertising space in Houston, Texas. As of June 30, 2014, we have $ 16,744 in cash for general and administrative expenses. Our company has certain start-up costs typically for development stage companies. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director and there is no guarantee that we will be able to raise additional capital through the sale of equity or debt securities and advanced funds from our officer and director.

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

HOLDERS OF OUR COMMON STOCK

As of June 30, 2014, we had 5,000,000 shares of our common stock issued and outstanding held by approximately 40 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014.

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

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2014, the Company has accumulated operating loss of $33,25 and the Company had a positive cash flow of $16,744 for cash and cash equivalent assets. The company incurred $13,000 for broker/dealer fees for DTC eligibility. In addition, the auditor's engagement fees have increased to $9,500. These two factors caused the increase of operating expenses for the fiscal year ended June 30, 2014. The Company believes that DTC eligibility privileges and high quality auditing services have add values to our company.

____________________________________________________________________________________________________________________________________________________________

 LIQUIDITY AND CAPITAL RESOURCES

We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2014, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation S). Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares, and the date of the execution and delivery of the subscription agreement for such shares, purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placements and no underwriting discounts or commissions were paid.

GOING-CONCERN CONSIDERATION

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $33,256 as of June 30, 2014. The Company had a positive cash flow of $16,744 for cash and cash equivalent assets for the fiscal year ended June 30, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACOUNTING POLICIES AND USE OF ESTIMATES

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

 ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Seed Corporation

Houston, TX

We have audited the accompanying balance sheets of Global Seed Corporation as of June 30, 2014, and 2013 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2014. Global Seed Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Corporation as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations and limited resources which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZBS Group, LLP

Plainview, NY

September 29, 2014

__________________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS
Current Asset:
Cash & Cash Equivalent	16,744	44,814
Total Assets	16,744	44,814
	-	-
LIABILITIES & STOCKHOLDER'S EQUITY
Account Payable	-	-
Total current Liabilities	-	-

STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding as of June 30, 2014 and 2013	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(33,256)	(5,186)
Total stockholder's Equity	16,744	44,814
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$16,744	$44,814

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Operations

	Year Ended June 30, 2014	Year Ended June 30, 2013
Revenue:	$-	$6,237
OPERATING EXPENSE:
General and Administrative Expenses	28,070	5,220
Total Expenses	28,070	5,220
Profit ( Loss) from Operations	(28,070)	1,017
Net Profit ( Loss)	(28,070)	1,017
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

_________________________________________________________________________________________________________________________________________________________

Global Seed Corporation

Statements of Cash Flows

		Twelve Months Ended June 30, 2014		Twelve Months Ended June 30, 2013
OPERATING ACTIVITIES:
Net Profit ( Loss)		$(28,070)		$1,017
Adjustments to reconcile net loss to net cash used by operating Activities:
Change in operating assets and liabilities:
Increase ( decrease) Account Payable		-		(2,365)
Increase ( decrease) Customer Deposit				(5,000)
NET CASH PROVIDED BY ( USED BY) OPERATING ACTIVITIES		(28,070)		(6,348)
NET CASH PROVIDED BY FINANCING ACTIVITIES
Net Increase ( Decrease) of Cash:		(28,070)		(6,348)
Cash at Beginning of Year:		44,814		51,162
Cash at End of Year:		16,744		44,814
Supplemental Cash Flow Disclosure:	$		$
Interest Paid
TAX PAID		$-		$-

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Statements of Stockholder’s Equity

Years ended June 30,2013 and 2014

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stock Holder's Equity
Balance on June 30, 2012	5,000,000	$500	$49,500	$(6,203)	$43,797
Net Profit on June 2013				1,017	1,017
Balance on June 30, 2013	5,000,000	$500	$49,500	$(5,186)	$44,814
Net Loss on June 2014				(28,070)	(28,070)
Balance on June 30, 2014	5,000,000	$500	$49,500	$(33,256)	$16,744

The accompanying notes are an integral part of these financial statements

_______________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to the Financial Statements

Years Ended June 30, 2014 and 2013

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation was incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.  The Company is a publishing company that publishes a monthly journal called the Global Seed Journal.

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

CASH AND CASH EQUIVALENTS

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

As of June 30, 2014, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of 33,256 as of June 30, 2014. The Company had a positive cash flow of $16,744 for cash and cash equivalent assets for the fiscal year ended June 30, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 5 – DEFERED INCOME TAX

The Company's income tax rate computed at the statutory federal rate of 34%, applied to our Net Operating Loss of $33,256 provided a deferred tax credit of $11,307, which will begin to expire in 2031 unless utilized first. An allowance of $11,307 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended June 30, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2014 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2014 and 2013, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Su Zhi Da CEO, CFO	2014	0	0	0	0	0	0	0	0
Li Ji, Director	2014	9,200	0	0	0	0	0	0	9,200

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last twelve months.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Ji		0	0	0	0	0	0

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

[1] All director and executive officer and director as a group (1).

[2] Based on the total of 5,000,000 outstanding common shares as of June 30, 2014.

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

	2014	2013
Audit Fees	$5,000	$2,000
Audit-related fees	1,500	1,500
Tax Fees	-
total	$6,500	$3,500

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

Exhibit 3.1 Article of Incorporation *

Exhibit 3.2 Bylaws of Registration*

Exhibit 31.1  Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Annual Report on Form 10-K**

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

09/29/2014