Form 10-Q
period 2014-09-30
Global Seed Corp
filed 2014-11-10
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-177157

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2386 S. Diary Ashford Ste 502

Houston, Texas 77077

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of September 30, 2014

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

Condensed Balance Sheets

		September 30, 2014 (Unaudited)		June 30, 2014
ASSETS
Current Assets:
Cash & Cash Equivalent		$10,969		$16,744
Total Assets		10,969		16,744
			$

LIABILITIES & STOCKHOLDER'S EQUITY
Note Payable	$	_________	$	______-
Total current Liabilities	$	_________-	$	______-

STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014		500		500
Additional Paid-in Capital		49,500		49,500
Accumulated deficit		(39,031)		(33,256)
Total stockholder's Equity		10,969		16,744
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$10,969		$16,744

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenue:	$-	$-
OPERATING EXPENSE:
General and Administrative Expenses	5,775	1,500
Total Expenses	5,775	1,500
Profit ( Loss) from Operations	(5,775)	(1,500)
Net Profit ( Loss)	$(5,775)	$(1,500)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

See notes to interim condensed financial statements

Global Seed Corporation

Condensed Statements of Cash flows

(Unaudited)

		Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Cash Flows from Operating Activities:
Net Loss		$(5,775)		$(1,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:		-		-
Increase ( decrease) Account Payable		-
Net Cash used by Operating Activities:		(5,775)		(1,500)
Cash Flow from Financing activities:
Proceeds from the sale of common stock
Net Cash provided by Financing Activities				-
Net Increase ( Decrease) of Cash:		(5,775)		(1,500)
Cash at Beginning of Period:		$16,744		$44,814
Cash at End of Period:		10,969		43,314
SUPPLEMENTAL CASH FLOW DISCLOSURE:	$		$
Interest paid		-		-
Income taxes paid		$-		$-

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

September 30, 2014 ( Unaudited)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation (the “Company”). was incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three months ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of September 30, 2014, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $5,775 in the three months ended September 30, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended September 30, 2014.

NOTE 7 – CAPITAL STOCK

No stock was issued in the three months ended September 30, 2014.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of September 30, 2014, the company has contemplated acquiring intellectual property rights from third parties. The intellectual property rights have been registered with ISBN. The payment will be made either note payables or the fair value of the stock going to be issued.

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $5,775 in the three months ended September 30, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2014, we have a net operating loss of $5,775 from our business operation.

As of September 30, 2014, our total assets were $10,969 in cash and our total liabilities $0. Our Chief Executive Officer officer , Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2014.

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

November 10, 2014