Form 10-Q
period 2014-12-31
Global Seed Corp
filed 2015-01-23
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of December 31, 2014.

Global Seed Corporation

( Development Stage Company)

Form 10-Q Report Index

GLOBAL SEED CORPORATION

Condensed Balance Sheets

		December 31, 2014 (Unaudited)		June 30, 2014
ASSETS
Current Assets:
Cash & Cash Equivalent		$5,569		$16,744
Total Assets		$5,569		$16,744

LIABILITIES & STOCKHOLDER'S EQUITY
Note Payable	$	________-	$	______-
Total current Liabilities		_________-		______-

STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding		-		-
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014		500		500
Additional Paid-in Capital		49,500		49,500
Accumulated deficit		(44,431)		(33,256)
Total stockholder's Equity		5,569		16,744
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		$5,569		$16,744

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(Unaudited)

		Three Months Ended December 31, 2014		Three Months Ended December 31 2013		Six Months Ended December 31 2014		Six Months Ended December 31, 2013
Revenue:	$		$		$		$
OPERATING EXPENSE:
General and Administrative Expenses		5,400		11,740		11,175		13,240
Total Expenses		5,400		11,740		11,175		13,240
Profit ( Loss) from Operations
Net Profit ( Loss)		$(5,400)		$(11,740)		$(11,175)		$(13,240)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED		$(0.00)		$(0.00)		$(0.00)		$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,000,000		5,000,000		5,000,000		5,000,000

See notes to interim condensed financial statements

Global Seed Corporation

Condensed Statements of Cash flows

(Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(11,175)	$(13,240)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	-	-
Increase ( decrease) Account Payable	-
Net Cash used by Operating Activities:	(11,175)	(13,240)
Cash Flow from Financing activities:
Proceeds from the sale of common stock
Net Cash provided by Financing Activities		-
Net Increase ( Decrease) of Cash:	(11,175)	(13,240)
Cash at Beginning of Period:	16,744	44,814
Cash at End of Period:	$5,569	$31,574
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

December 31, 2014 ( unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the six months ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of December 31, 2014, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $11,175 in the six months ended December 31, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its financial statements.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments or contingencies.

NOTE 6 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended December 31, 2014.

NOTE 7 – CAPITAL STOCK

No stock was issued in the six months ended December 31, 2014.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of December 31, 2014, the company has contemplated acquiring intellectual property rights from third parties. The intellectual property rights have been registered with ISBN. The payment will be made either by note payable or the fair value of the stock to be issued.

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $11,175 for the six months ended December 31, 2014. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2014, we have a net operating loss of $11,175 from our business operation.

As of December 31, 2014, our total assets were $5,569 in cash and our total liabilities $0. Our Chief Executive Officer officer , Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2014.

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

Date: January 22, 2015