Form 10-K
period 2015-06-30
Global Seed Corp
filed 2015-09-25
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2015

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

The aggregate market value held by non-affiliates of the registrant was $-0- as of June 30, 2015.

As of June 30, 2015, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

Our product is the Global Seed Journal. It isa monthly journal which will be published in Chinese for its presentation of Asian community news, advertising content, and articles written by contributors. Our mission is to be the Asian publication devoted to community news and promotion of advertising content. We are intent on attracting a readership composed primarily of men and women at the 18 to 65 age group. Our projected revenue will mainly come from advertisers in Houston, Texas. If we are able to begin publishing our journal, there is no guarantee that we will be able to earn revenue from advertisers. We do not intend to charge a subscription fee for our journal , any revenues that we earn will be from selling advertising space in our journal. We intend to publish and distribute our monthly journal in Houston, Texas.

 __________________________________________________________________________________________________________________________________________________________________________________________________

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

_________________________________________________________________________________________________________________________________________________________________________________________________

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

 _________________________________________________________________________________________________________________________________________________________________________________________________

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

FINANCIAL PLAN:

Our financial analysis is the focus on the increase of revenue through sales and determining our break-even analysis. Our sales forecast assumes no significant change in costs or prices, which is a reasonable assumption for three-year projection. Our initial concentration will be the sales of advertising space in Houston, Texas. As of June 30, 2015, we have $ 1,579 in cash for general and administrative expenses. Our company has certain start-up costs typically for development stage companies. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director and there is no guarantee that we will be able to raise additional capital through the sale of equity or debt securities and advanced funds from our officer and director.

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

________________________________________________________________________________________________________________________________________________________________________________________________

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

_________________________________________________________________________________________________________________________________________________________________________________________________

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

HOLDERS OF OUR COMMON STOCK

As of June 30, 2015, we had 5,000,000 shares of our common stock issued and outstanding held by approximately 40 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015.

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

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2015, the Company has accumulated operating loss of $48,421 and the Company had a positive cash of $1,579 in the year ended June 30, 2015 compared to $16,744 for the year ended June 30, 2014. The Company incurred operating expenses of $15,165 compared to $28,070 in prior year. This change is due to the Company incurring $13,000 for the broker dealer fees for the DTC eligibility in the year ended June 30, 2014.

 LIQUIDITY AND CAPITAL RESOURCES

We issued 2,500,000 shares of common stock to 35 non-affiliated investors from July 14, 2010 to June 30, 2015, for $49,000; the private placements were relied on the exemption from the registration requirements of the Securities Act provided by Regulation S and/or Section 4(2) of the Securities Act. Each purchaser represented to us that he or she was not a United States person (as defined in Regulation S). Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares, and the date of the execution and delivery of the subscription agreement for such shares, purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placements and no underwriting discounts or commissions were paid.

GOING-CONCERN CONSIDERATION

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $48,421 as of June 30, 2015. The Company had a positive cash of $1,579 for cash and cash equivalent assets for the fiscal year ended June 30, 2015. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

___________________________________________________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Seed Corporation

Houston, TX

We have audited the accompanying balance sheets of Global Seed Corporation as of June 30, 2015 and2014 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended June 30, 2015. Global Seed Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZBS Group, LLP

Plainview, NY

September 22, 2015

__________________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current Asset:
Cash & Cash Equivalent	1,579	16,744
Total Assets	1,579	16,744
	-	-
LIABILITIES &STOCKHOLDER'S EQUITY
Account Payable	-	-
Total current Liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding as of June 30, 2015 and 2014	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(48,421)	(33,256)
Total stockholder's Equity	1,579	16,744
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,579	$16,744

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Operations

	Year Ended June 30, 2015		Year Ended June 30, 2014
Revenue:	$-	$
OPERATING EXPENSE:
General and Administrative Expenses	15,165		28,070
Total Expenses	15,165		28,070
Profit ( Loss) from Operations	(15,165)		(28,070)
Net Profit ( Loss)	(15,165)		(28,070)
PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	$(0)		$(0)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements

_________________________________________________________________________________________________________________________________________________________________

Global Seed Corporation

Statements of Cash Flows

		Twelve Months Ended June 30, 2015		Twelve Months Ended June 30, 2014
OPERATING ACTIVITIES:
Net Profit ( Loss)		$(15,165)		$(28,070)
Adjustments to reconcile net loss to net cash used by operating Activities:
Change in operating assets and liabilities:
Increase ( decrease) Account Payable		-
Increase ( decrease) Customer Deposit
NET CASH PROVIDED BY ( USED BY) OPERATING ACTIVITIES		(15,165)		(28,070)
NET CASH PROVIDED BY FINANCING ACTIVITIES
Net Increase ( Decrease) of Cash:		(15,165)		(28,070)
Cash at Beginning of Year:		16,744		44,814
Cash at End of Year:		1,579		16,744
Supplemental Cash Flow Disclosure:
Interest Paid	$		$
TAX PAID		$-		$-

The accompanying notes are an integral part of these financial statements

___________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Statements of Stockholder’s Equity

Years ended June 30,2014 and 2015

	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stock Holders' Equity
Balance on June 30, 2013	5,000,000	$500	$49,500	$(5,186)	$44,814
Net Loss on June 2014				(28,070)	(28,070)
Balance on June 30, 2014	5,000,000	$500	$49,500	(33,256)	16,744
Net Loss on June 2015				(15,165)	(15,165)
Balance on June 30, 2015	5,000,000	$500	$49,500	$(48,421)	$1,579

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to the Financial Statements

Years Ended June 30, 2015 and 2014

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

As of June 30, 2015, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $48,421 as of June 30, 2015. The Company had a positive cash of $1,579 for cash and cash equivalent assets for the fiscal year ended June 30, 2015. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending June 30, 2016 and the Company will continue to assess the impact on its financial statements.

NOTE 5 – DEFERED INCOME TAX

The Company's income tax rate computed at the statutory federal rate of 34%, applied to our Net Operating Loss of $48,421 provided a deferred tax credit of $16,463, which will begin to expire in 2031 unless utilized first. An allowance of $16,463 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There were no related party transactions for the period ended June 30, 2015.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

_________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2015 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

 __________________________________________________________________________________________________________________________________________________________________________________________________

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

___________________________________________________________________________________________________________________________________________________________________________________________________

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2015.

___________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2015 and 2014, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Su Zhi Da CEO, CFO	2015	0	0	0	0	0	0	0	0
Li Ji, Director	2015	$3,000	0	0	0	0	0	0	$3,000

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last twelve months.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Ji	0	0	0	0	0	0	0

____________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Global Seed Corporation., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2015.

Title of Class	Beneficiary Owner [1]	Beneficial ownership[2]	% of ownership[3]
Common Stock	Su Zhi Da	1,000,000	20%
Common Stock	Li Ji	1,125,000	22.5%

[1] All director and executive officer and director as a group (2).

[2] Based on the total of 5,000,000 outstanding common shares as of June 30, 2015.

____________________________________________________________________________________________________________________________________________________________________________________________________

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

	2015	2014
Audit Fees	$5,000	$5,000
Audit-related fees	4,500	1,500
Tax Fees	-
total	$9,500	$6,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

________________________________________________________________________________________________________________________________________________________________

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

September 24,2015