Form 10-Q
period 2015-12-31
Global Seed Corp
filed 2016-02-08
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of February 1, 2016.

Global Seed Corporation

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) December 31, 2015 and June 30, 2015	3
Condensed Statements of Operations (Unaudited) for the Six months ended December 31, 2015 and 2014	4
Condensed Statements of Cash Flows (Unaudited) for the Six months ended December 31, 2015 and 2014	5
Notes to Financial Statements ( Unaudited)	5-8
Item 2. Management Discussion and Analysis of Financial Condition	8-11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Control and Procedures	11
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibit	12
Item 7. Signature	12

1

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	December 31, 2015 (Unaudited)	June 30, 2015
ASSETS
Current Assets
Cash & Cash Equivalent	$95	$1,579
Total Assets	95	1,579

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:		-
Related Party Loan Payable	$5,100	-
Total Liabilities	5,100

STOCKHOLDER'S DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(55,005)	(48,421)
Total stockholder's deficit	(5,005)	1,579
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$95	$1,579

See notes to interim condensed financial statements.

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31 2014	Six Months Ended December 31 2015	Six Months Ended December31, 2014
Revenue:	$-	$-	$-	$-
OPERATING EXPENSE:
General and Administrative Expenses	1,542	5,400	6,584	11,175
Total Expenses	1,542	5,400	6,584	11,175
Net Loss:	(1,542)	(5,400)	(6,584)	(11,175)
LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$5,000,000	$5,000,000	$5,000,000	$5,000,000

See notes to interim condensed financial statements.

Global Seed Corporation

Condensed Statements of Cash flows

(Unaudited)

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(6,584)	$(11,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	_____	_______
Net Cash used by Operating Activities:	(6,584)	(11,175)
Cash Flow from Financing activities:
Proceeds from the Note Payable	5,100	_________ -
Net Cash provided by Financing Activities	__5,100	_________ -
Net Decrease of Cash:	(1,484)	(11,175)
Cash at Beginning of Period:	1,579	16,744
Cash at End of Period:	$95	$5,569
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-

Income Taxes Paid	$-	$-
See notes to interim condensed financial statements. 4

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

December 31, 2015 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the six months ended December 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of December 31, 2015, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $55,005 in the six months ended December 31, 2015. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $5,100 loan payable related party transaction for the period ended December 31, 2015. This amount is due and payable on demand to the Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the six months ended December 31, 2015.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of December 31, 2015, the company has contemplated acquiring intellectual property rights from third parties.

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $1,542 and $6,584 in the three and six months period ended December 31,2015 respectively. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2015, we have a net operating loss of $6,584 from our business operation.

As of December 31, 2015, our total assets were $95 in cash and our total liabilities $5,100. Our Chief Executive Officer officer , Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2015.

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

February 1, 2016.