Form 10-Q
period 2016-03-31
Global Seed Corp
filed 2016-04-29
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of April 28, 2016

Global Seed Corporation

Form 10-Q Report Index

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	March 31, 2016 (Unaudited)	June 30, 2015
ASSETS
Current Assets:
Cash & Cash Equivalent	$2,203	$1,579
Total Assets	2,203	1,579

LIABILITIES & STOCKHOLDER'S DEFICIT
Note Payable- related party	7,100	-
Total current Liabilities	7,100	-

STOCKHOLDER'S DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding	-	-
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(54,897)	(48,421)
Total stockholder's Equity ( Deficit)	(4,897)	1,579
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,203	$1,579

See notes to interim condensed financial statement.

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Revenue:	$1,700	$-	$1,700	$-

OPERATING EXPENSE:

General and Administrative Expenses	1,592	1,684	8,176	12,859
Total Expenses	1,592	1,684	8,176	12,859

Net Profit ( Loss)	$108	$(1,684)	$(6,476)	$(12,859)

PROFIT ( LOSS) PER COMMON SHARES-BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

See notes to interim condensed financial statement

Global Seed Corporation

Condensed Statements of Cash flows

(Unaudited)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(6,476)	$(12,859)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	-	-

Net Cash used by Operating Activities:	(6,476)	(12,859)

Cash Flow from Financing activities:
Proceeds from related party loans	7,100	-
Net Cash provided by Financing Activities	7,100
Net Increase ( Decrease) of Cash:	624	(12,859)
Cash at Beginning of Period:	1,579	16,744
Cash at End of Period:	$2,203	$3,885
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to interim condensed financial statement.

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

March 31, 2016 (Unaudited)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation (the “Company”) was incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of March 31, 2016, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net operating loss of $6,476 in the nine months ended March 31, 2016 and accumulated losses of $54,897 since inception. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $7,100 loan payable related party transactions for the period ended March 31, 2016. This amount is due and payable on demand to the Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2016.

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of March 31, 2016, the company has contemplated acquiring intellectual property rights from third parties and have earned $1,700 for graphic design services.

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

RESULTS OF OPERATIONS

The Company had a net operating profit (loss) of $108 and ($6,476) for the three and nine month’s period ended March 31, 2016 respectively.

The net operating profit was derived from revenues earned in the three months ended March 31, 2016 of $1,700. The loss for the nine months period of $6,476 was mainly derived from paying $8,000 of audit and audit related fees. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our total assets were $2,203.00 in cash and our total liabilities was $7,100 of related party loans due to our CEO. Our Chief Executive Officer, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2016.

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

Date: April 28,2016