Form 10-K
period 2016-06-30
Global Seed Corp
filed 2016-09-28
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2016

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

 As of Septembe 26, 2016, there were 5,000,000 shares of the registrant’s common stock outstanding.

Global Seed Corporation

Form 10-K Report Index

PART I

ITEM 1.	BUSINESS	3-8
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	8
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	MINE SAFETY DISCLOSURES	8

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10-12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F1-F10
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9B.	OTHER INFORMATION	16

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	15-16
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	18
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	19

SIGNATURES		20

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

FINANCIAL PLAN:

Our financial analysis is the focus on the increase of revenue through sales and determining our break-even analysis. Our sales forecast assumes no significant change in costs or prices, which is a reasonable assumption for three-year projection. Our initial concentration will be the sales of advertising space in Houston, Texas. As of June 30, 2016, we have $ 2,461 in cash for general and administrative expenses. Our company has certain start-up costs typically for development stage companies. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director and there is no guarantee that we will be able to raise additional capital through the sale of equity or debt securities and advanced funds from our officer and director.

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

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We are currently quoted on the OTCMARKETS.COM. However, we cannot assure you that our shares will be actively quoted the OTCMARKETS.COM or, if quoted, that a public market will materialize.

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

HOLDERS OF OUR COMMON STOCK

As of June 30, 2016, we had 5,000,000 shares of our common stock issued and outstanding.

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

 RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016.

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

CREATE OUR CORPORATE WEBSITE

It is part of our business strategy to have our corporate website. A website can convey our corporate images and services to potential advertisers throughout the United States. Web designers charge between $500 to $10,000 for website design projects. We believe our estimated cost for $2,500 will be sufficient to cover our website design. The estimate time to complete our website is between one or two months. Once the website is completed, it requires to continue updates with new contents and services. One of our business strategy is to have our on-line journal that is accessible throughout the United States. The internet has a wider readership than the local printed media. As soon as we have achieved a monthly circulation of 10,000 copies in Houston, Texas, we will be adding electronic version of our journal in the internet. The estimated cost of adding an electronic version of our journal on our website is $5,000. Our initial monthly circulation will be 2,000 copies in Houston, Texas.  Once we have implemented our journal in the Internet format, we believe that we will be able to attract more advertisers and readers. There is no guarantee that we will be able to achieve the monthly circulation as of the estimated dates.

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

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2016, the Company has accumulated operating loss of $54,639 and the Company had a positive cash of $2,461 in the year ended June 30, 2016 compared to $1,579 for the year ended June 30, 2015. The Company incurred operating expenses of $9,718 compared to $15,165 in prior year.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our total assets were $2,461 in cash and our total liabilities was $7,100 of related party loans due to our CEO. Our Chief Executive Officer, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $54,639 as of June 30, 2016. The Company had a positive cash of $2,461 for cash and cash equivalent assets for the fiscal year ended June 30, 2016. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

 ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Seed Corporation

Houston, TX

We have audited the accompanying balance sheets of Global Seed Corporation as of June 30, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two -year period ended June 30, 2016. Global Seed Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two -year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ ZBS Group, LLP

Plainview, NY

September 26, 2016

__________________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
Current Asset:
Cash and Cash Equivalent	2,461	1,579
Total Assets	$2,461	$1,579

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Due to related party	7,100	-
Total Current Liabilities	7,100	-

STOCKHOLDERS' EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding as of June 30, 2016 and 2015	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(54,639)	(48,421)
Total stockholder's (Deficit) Equity	(4,639)	1,579
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,461	$1,579

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Operations

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenue:	$3,500	$-
OPERATING EXPENSE:
General and Administrative Expenses	9,718	15,165
Total Expenses	9,718	15,165
Loss from Operations:	(6,218)	(15,165)
Net Loss	(6,218)	(15,165)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

_________________________________________________________________________________________________________________________________________________________________

Global Seed Corporation

Statements of Cash Flows

	Twelve Months Ended June 30, 2016	Twelve Months Ended June 30, 2015
OPERATING ACTIVITIES:
Net Loss	$(6,218)	$(15,165)
Adjustments to reconcile net loss to net cash used by operating Activities:
Change in operating assets and liabilities:
Increase in due to related party	7,100	-
		-
NET CASH PROVIDED BY ( USED BY) OPERATING ACTIVITIES	882	(15,165)
NET CASH PROVIDED BY FINANCING ACTIVITIES
Net Increase ( Decrease) of Cash:	882	(15,165)
Cash at Beginning of Year:	1,579	16,744
Cash at End of Year:	$2,461	$1,579
Supplemental Cash Flow Disclosure:
Interest Paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

___________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Statements of Stockholder’s Equity

Years ended June 30,2015 and 2016

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance on June 30, 2014	5,000,000	500	49,500	(33,256)	16,744
Net Loss on June 30, 2015				(15,165)	(15,165)
Balance on June 30, 2015	5,000,000	500	49,500	(48,421)	1,579
Net Loss on June 2016				(6,218)	(6,218)
Balance on June 30, 2016	5,000,000	$500	$49,500	$(54,639)	$(4,639)

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to the Financial Statements

Years Ended June 30, 2016 and 2015

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

As of June 30, 2016, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $54,639 as of June 30, 2016. The Company had a positive cash of $2,461 for cash and cash equivalent assets for the fiscal year ended June 30, 2016. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – DEFERED INCOME TAX

The Company's income tax rate computed at the statutory federal rate of 34%, applied to our Net Operating Loss of $54,639 provided a deferred tax credit of $18,577, which will begin to expire in 2031 unless utilized first. An allowance of $18,577 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There was  $7,100 loan payable related party transactions for the year ended June 30, 2016. This amount is due and payable on demand to the Chief Executive Officer.

_________________________________________________________________________________________________________________________________________________________________________________________________

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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2016 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2016..

___________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2016 and 2015, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

Name	Position held with the company	Date First elected or appointed
Su Zhi Da	Director, President, Treasurer, Secretary	July 13, 2010

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Su Zhi Da CEO, CFO	2016	0	0	0	0	0	0	0	0
Li Ji, Director	2016	0	0	0	0	0	0	0	0

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last twelve months.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Li Ji	0	0	0	0	0	0	0

____________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Global Seed Corporation., owning 5% or more of the common stock, and shares owned by our directors and officers as if June 30, 2016.

Title of Class	Beneficiary Owner [1]	Beneficial ownership[2]	% of ownership[3]
Common Stock	Su Zhi Da	1,000,000	20%
Common Stock	Li Ji	1,125,000	22.5%

[1] All director and executive officer and director as a group (2).

[2] Based on the total of 5,000,000 outstanding common shares as of June 30, 2016.

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

	2016	2015
Audit Fees	$5,000	$5,000
Audit-related fees	4,500	4,500
Tax Fees	-
total	$9,500	$9,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

____________________________________________________________________________________________________________________________________________________________________________________________________

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

September 26, 2016.