Form 10-Q
period 2016-12-31
Global Seed Corp
filed 2017-02-07
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of February 6, 2017

                                                                        Global Seed Corporation

                                                                        Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) December 31, 2016 and June 30, 2016	3
Condensed Statements of Operations (Unaudited) for the Six months] ended December 31, 2016 and 2015	4
Condensed Statements of Cash Flows (Unaudited) for the Six months ended December 31, 2016 and 2015	5
Notes to Condensed Financial Statements (Unaudited)	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Control and Procedures	12
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibit	13
Item 7. Signature	13

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	December 31,2016 (Unaudited)	June 30,2016
ASSETS
Current Assets:
Cash	$527	$2,461
Total Assets	$527	$2,461

LIABILITIES & STOCKHOLDERS’DEFICIT
Current Liabilities:
Due to Related Party	$13,100	$7,100
Total Liabilities	13,100	7,100

STOCKHOLDERS’DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(62,573)	(54,639)
Total Stockholders’Deficit	(12,573)	(4,639)
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$527	$2,461

See notes to interim condensed financial statements

                                                             GLOBAL SEED CORPORATION

                                                            Condensed Statements of Operations

                                                                               (Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Revenue:	$-	$-	$-	$-
OPERATING EXPENSE:
General and Administrative Expenses	5,642	1,542	7,934	6,584
Total Expenses	5,642	1,542	7,934	6,584
Loss from Operations	(5,642)	(1,542)	(7,934)	(6,584)
Net Loss	$(5,642)	$(1,542)	$(7,934)	$(6,584)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

                                                See notes to interim condensed financial statements

                                                                 Global Seed Corporation

                                                            Condensed Statements of Cash flows

                                                                                 (Unaudited)

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(7,934)	$(6,584)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	-	-

Net Cash used by Operating Activities:	(7,934)	(6,584)
Cash Flow from Financing activities:
Proceeds from related party advances	6,000	5,100
Net Cash provided by Financing Activities	6,000	5,100

Net Decrease in Cash:	(1,934)	(1,484)
Cash at Beginning of Period:	2,461	1,579
Cash at End of Period:	$527	$95
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

                                                See notes to interim condensed financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

December 31, 2016 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the six months ended December 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

CASH & CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

___________________________________________________________________________________________________________________________________________________________________________________________________

REVENUE RECOGNITION

The Company recognizes revenue from the sale of advertising services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of selling of adverting services and will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectivity is reasonably assured. Payments received before all of the relevant criteria for revenue recognition is satisfied will be recorded as unearned revenue. The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the publication is provided and costs are recorded in the period incurred rather than paid.

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

_________________________________________________________________________________________________________________________________________________________________________________________________

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

As of December 31, 2016, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $62,573inthe six months ended December 31, 2016. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

________________________________________________________________________________________________________________________________________________________________________________________________

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $13,100 loan payable related party transaction for the period ended December 31, 2016. This amount is due and payable on demand to the Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the six months ended December 31,2016.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

_____________________________________________________________________________________________________________________________________________________________________________________________

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of December 31, 2016, the company has contemplated acquiring intellectual property rights from third parties. The intellectual property rights have been registered with ISBN. The payment will be made either note payables or the fair value of the stock going to be issued. In addition, the company is seeking to raise working capitals through attending investment conferences in 2017.

CREATE OUR CORPORATE WEBSITE

It is part of our business strategy to have our corporate website. A website can convey our corporate images and services to potential advertisers throughout the United States. Web designers charge between $500 to $10,000 for website design projects. We believe our estimated cost for $2,500 will be sufficient to cover our website design. Once the website is completed, it requires to continue updates with new contents and services. One of our business strategy is to have our on-line journal that is accessible throughout the United States. The internet has a wider readership than the local printed media. As soon as we have achieved a monthly circulation of 10,000 copies in Houston, Texas, we will be adding electronic version of our journal in the internet. The estimated cost of adding an electronic version of our journal on our website is $5,000. We believe we could achieve a monthly circulation of 10,000 copies within 36 months of our operations. Our initial monthly circulation will be 2,000 copies in Houston, Texas. For the Second year of operation, we believe our monthly circulation will be 3,000 copies. For the third year of operation, we believe our monthly circulation will be 10,000 copies. Once we have implemented our journal in the Internet format, we believe that we will be able to attract more advertisers and readers. There is no guarantee that we will be able to achieve the monthly circulation as of the estimated dates and there is no guarantee that we will ever be able to achieve a monthly circulation of 10,000 copies within three years.

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

________________________________________________________________________________________________________________________________________________________________________________________________

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $7,934 in the six months ended December 31, 2016, compared to $6,584 for the six months’ period ended December 31, 2015. The increase was due to increase in professional fees for the period.

_________________________________________________________________________________________________________________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, our total assets were $527 in cash and our total liabilities of $13,100 is owing to the CEO.

During the six months period ended December 31, 2016 the company had total financing activities of $6,000 compared to $5,100 for the six months ended December 31,2015. These represents advances from the CEO.

Our Chief Executive Officer officer,SuZhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

_________________________________________________________________________________________________________________________________________________________________________________________________

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended December 31, 2016.

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

Global Seed Corporation

/s/ Su Zhi Da

By: Su Zhi Da

Chief Executive Officer/Chief Financial Officer

 February 6, 2017

____________________________________________________________________________________________________________________________________________________________________________