Form 10-Q
period 2017-03-31
Global Seed Corp
filed 2017-05-05
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of May 5, 2017.

________________________________________________________________________________________________________________________________________________________________________________________________

                                                                        Global Seed Corporation

                                                                        Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) March 31, 2017 and June 30, 2016	3
Condensed Statements of Operations (Unaudited) for the Nine months ended March 31, 2017 and 2016	4
Condensed Statements of Cash Flows (Unaudited) for the Nine months ended March 31, 2017 and 2016	5
Notes to Condensed Financial Statements (Unaudited)	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Control and Procedures	12
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibit	13
Item 7. Signature	13

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	March 31, 2017 (Unaudited)	June 30, 2016
ASSETS
Current Assets:
Cash	$285	$2,461

Total Assets	$285	$2,461

LIABILITIES & STOCKHOLDERS’DEFICIT
Current Liabilities:
Due to Related Party	14,600	7,100
Total Liabilities	14,600	7,100

STOCKHOLDERS’DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016	500	500
Additional Paid-in Capital	49,500	49,500
Accumulated deficit	(64,315)	(54,639)
Total Stockholders’ Deficit	(14,315)	(4,639)
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$285	$2,461

See notes to interim condensed financial statements

_______________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

                                                    Condensed Statements of Operations

                                                                     (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Revenue:	$-	$1,700	$-	$1,700
OPERATING EXPENSE:
General and Administrative Expenses	1,742	1,592	9,676	8,176
Total Expenses	1,742	1,592	9,676	8,176
Profit (Loss) from Operations	(1,742)	108	(9,676)	(6,476)
Net Profit (Loss)	$(1,742)	$108	$(9,676)	$(6,476)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

                                                See notes to interim condensed financial statements

          ____________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Condensed Statements of Cash flows

(Unaudited)

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(9,676)	$(6,476)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:	-	-

Net Cash used by Operating Activities:	(9,676)	(6,476)
Cash Flow from Financing activities:
Proceeds from related party advances	7,500	7,100
Net Cash provided by Financing Activities	7,500	7,100

Net (Decrease) Increase in Cash:	(2,176)	624
Cash at Beginning of Period:	2,461	1,579
Cash at End of Period:	$285	$2,203
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

                                                See notes to interim condensed financial statements

_____________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

March 31, 2017 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

_______________________________________________________________________________________________________________________________________________________________________________________________

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

 ________________________________________________________________________________________________________________________________________________________________________________________________

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

As of March 31, 2017, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $64,315 in the nine months ended March 31, 2017. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

__________________________________________________________________________________________________________________________________________________________________________________________________

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $14,600 loan payable related party transaction for the period ended March 31, 2017. This amount is due and payable on demand to the Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2017.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

__________________________________________________________________________________________________________________________________________________________________________________________________

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

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We have started our operations include but not limited to fund raising activities and other business operations. As of March 31, 2017, the company has contemplated acquiring intellectual property rights from third parties. The intellectual property rights have been registered with ISBN. The payment will be made either note payables or the fair value of the stock going to be issued. In addition, the company is seeking to raise working capitals through attending investment conferences in 2017. Our management recently added movie production as part of our business model. The cost of movie production is projected within the range of $5 million to $20 million movie production cost.

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

______________________________________________________________________________________________________________________________________________________________________________________________

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $9,676 in the nine months ended March 31, 2017, compared to $6,476 for the nine months’ period ended March 31, 2016. The increase was due to increase in professional fees for the period.

__________________________________________________________________________________________________________________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our total assets were $285 in cash and our total liabilities of $14,600 is owing to the CEO. During the nine months’ period ended March 31, 2017 the company had total financing activities of $7,500 compared to $7,100 for the nine months ended March 31, 2017 and 2016 respectively. These represents advances from the CEO. Our Chief Executive Officer officer, SuZhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors of our voting securities are adverse to us or have a material interest adverse to us.

___________________________________________________________________________________________________________________________________________________________________________________________________

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2017.

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

Global Seed Corporation

/s/ Su Zhi Da

By: Su Zhi Da

Chief Executive Officer/Chief Financial Officer

 May 5, 2017

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________