Form 10-K
period 2017-06-30
Global Seed Corp
filed 2017-09-28
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2017

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

Large accelerated filer [ ]Accelerated filer [ ]Non-accelerated filer [ ]Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock par value $0.0001 as of September 25,2017.

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

AVAILABLE INFORMATION

We file certain reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Such filings, including annual and quarterly reports, can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (“SEC”) at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Stockholders can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

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

FINANCIAL PLAN:

Our financial analysis is the focus on the increase of revenue through sales and determining our break-even analysis. Our sales forecast assumes no significant change in costs or prices, which is a reasonable assumption for three-year projection. Our initial concentration will be the sales of advertising space in Houston, Texas. As of June 30, 2017, we have $ 243 in cash for general and administrative expenses. Our company has certain start-up costs typically for development stage companies. We expect to raise additional capital through, among other things, the sale of equity or debt securities, private placement offerings, and advanced funds from our officer and director and there is no guarantee that we will be able to raise additional capital through the sale of equity or debt securities and advanced funds from our officer and director.

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

EMPLOYEE AGREEMENTS

The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Our  officer and director, Ms. Tian Jia,  is responsible for general and administrative duties and sales activities. We intend to hire part-time sales representatives on a commission basis to keep our overhead to a minimum. Our current commission for advertising sale is 15% of the gross sale.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: GLBD. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter ended September 30	$4.25	$3.50	$0.70	$0.55
Second Quarter ended December 30	$4.25	$3.50	$1.07	$1.07
Third Quarter ended March 30	$4.25	$3.50	$2.89	$0.55
Fourth Quarter ended June 30	$9.00	$3.50	$0.55	$0.55

HOLDERS OF OUR COMMON STOCK

As of June 30, 2017, we had 5,000,000 shares of our common stock issued and outstanding.

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

 RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017.

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

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2017, the Company has accumulated operating loss of $67,437 and the Company had a positive cash of $243 in the year ended June 30, 2017 compared to $2,461 for the year ended June 30, 2016. The Company incurred operating expenses of $11,318 compared to $6,218 in prior year. We incurred a net loss of $12,798 for the year ended June 30, 2017, compared to $6,218 for the year ended June 30, 2016.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our total assets were $243 in cash and our total liabilities was $16,200 of related party loans due to our CEO. Our former Chief Executive Officer, Su Zhi Da, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

GOING-CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

CRITICAL ACOUNTING POLICIES AND USE OF ESTIMATES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2017 and 2016, we had no cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of June 30, 2017 and 2016, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NET LOSS PER SHARE CALCULATION

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods presented, we had no dilutive financial instruments issued or outstanding.

INCOME TAXES

We account for income taxes pursuant to FASB ASC 740, “Income Taxes”. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. We establish a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as us generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See pages F-1 through F-6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2017 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2017. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that the following material weakness existed in the following area as of June 30, 2017.

1. Separation of duties and restricted access of cash receipts and its equivalent. Check signing is not independent of the initiator of purchases, approver of purchases and cash bookkeeping. To remediate these material weaknesses, we are hiring a accounting staff for this internal control function. Notwithstanding the existence of this material weakness in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at June 30, 2017 and our statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2017  in conformity with GAAP.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(a)	Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b)	Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2017 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

ANNUAL FINANCIAL STATEMENTS:

______________________________________________________________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Global Seed Corporation

We have audited the accompanying balance sheets of Global Seed Corporation as of June 30, 2016 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two -year period ended June 30, 2016. Global Seed Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Seed Corporation as of June 30, 2016, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZBS Group, LLP

Plainview, NY

September 26, 2016

__________________________________________________________________________________________________________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Seed Corp

We have audited the accompanying balance sheet of Global Seed Corp (the "Company”) as of June 30, 2017, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. The financial statements for the period ended June 30, 2016 were audited by other auditors whose report expressed an unqualified opinion on the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC

Houston, Texas

September 26, 2017

__________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current Asset:
Cash and Cash Equivalent	243	2,461
Total Assets	$243	$2,461

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Due to related party	16,200	7,100
Total Current Liabilities	16,200	7,100

STOCKHOLDERS' EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding as of June 30, 2017 and 2016	500	500
Additional Paid-in Capital	50,980	49,500
Accumulated deficit	(67,437)	(54,639)
Total stockholder's (Deficit) Equity	(15,957)	(4,639)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$243	$2,461

The accompanying notes are an integral part of these financial statements

_______________________________________________________________________________________________________________________________________________________________________________________________

 GLOBAL SEED CORPORATION

Statements of Operations

	Year Ended June 30, 2017	Year Ended June 30, 2016
Revenue:	$-	$3,500
OPERATING EXPENSE:
General and Administrative Expenses	11,318	9,718
Total Expenses	11,318	9,718
Loss from Operations:	(11,318)	(6,218)
Interest Expense	1,480	-
Net Loss	(12,798)	(6,218)
LOSS PER COMMON SHARES-BASIC AND DILUTED	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

Global Seed Corporation

Statements of Cash Flows

	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016
OPERATING ACTIVITIES:
Net Loss	$(12,798)	$(6,218)
Adjustments to reconcile net loss to net cash used by operating Activities:
Imputed Interest	1,480
Change in operating assets and liabilities:
Increase in due to related party	9,100	7,100
NET CASH PROVIDED BY ( USED BY) OPERATING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES:
Net Increase ( Decrease) of Cash:	(2,218)	882
Cash at Beginning of Year:	2,461	1,579
Cash at End of Year:	$243	$2,461
Supplemental Cash Flow Disclosure:
Interest Paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

___________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Statements of Stockholder’s Equity

Years ended June 30,2016 and 2017

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance on June 30, 2015	5,000,000	500	49,500	(48,421)	1579
Net Loss on June 2016				(6,218)	(6,218)
Balance on June 30, 2016	5,000,000	500	49,500	(54,639)	(4,639)
Imputed Interest			1,480		1,480
Net Loss on June 30, 2017				(12,798)	(12,798)
Balance on June 30,2017	5,000,000	500	50,980	(67,437)	(15,957)

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to the Financial Statements

Years Ended June 30, 2017 and 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements for Global Seed Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission.

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

As of June 30, 2017 and 2016, the Company had no potentially dilutive securities.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated operating loss of $67,437 as of June 30, 2017. The Company had a positive cash of $243 for cash and cash equivalent assets for the fiscal year ended June 30, 2017. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures .

NOTE 5 – DEFERED INCOME TAX

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 30, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended June 30, 2017 and 2016 were as follows :

	Year Ended June 30
	2017	2016
Income tax benefit at U.S. statutory rate of 35%	$23,602	$18,577
Total provision for income tax	(23,602)	(18,577)

	$-	$-

The Company’s approximate net deferred tax asset as of June 30, 2017 and 2016 was as follows:

Deferred Tax Asset:	June 30, 2017	June 30, 2016
Net operating loss carryforward	$67,437	$54,639
Valuation allowance	(67,437)	(54,639)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $67,437 at June 30, 2017. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended June 30, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $18,577 in 2016. The potential tax benefit arising from the loss carryforward will expire in 2036 .

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance .

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position .

The Company's income tax rate computed at the statutory federal rate of 35%, applied to our Net Operating Loss of $67,437 provided a deferred tax credit of $23,602, which will begin to expire in 2031 unless utilized first. An allowance of $23,602  has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There was $16,200 loan payable related party transactions for the year ended June 30, 2017. This amount is due and payable on demand to the former Chief Executive Officer. The Company imputed interest of $1,480 for the year ended June 30, 2017.

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

Tian Jia　　　　　　　　　　CEO, CFO, DIRECTOR

 BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

Tian Jia, US citizen. From 1990 to 1994, she studied fluid Mechanics and graduated with a Bachelor Degree at Harbin University.  From 2007-2010, she worked at Great Wall Builders Ltd., as a Chief Executive Officer and Chief Financial Officer involved in solar systems building activities including project supervision, acquisition of building materials, and negotiation of contracts with suppliers. She was responsible for managerial, corporate finance, accounting and business developments. Great Wall Builder Ltd was a residential builder of homes in certain redevelopment areas, including the city of Houston and surrounding counties. From 2010- 2017, she works at Yamamoto Company., as a Chief Executive Officer and Chief Financial officer coordinating financial reporting and new business developments.

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

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2017 and 2016.

___________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2017 and 2016, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

Name	Position held with the company	Date First elected or appointed
Tian Jia	Director, President, Treasurer, Secretary	June 28, 2017

 BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

 Tian Jia, US citizen. From 1990 to 1994, she studied fluid Mechanics and graduated with a Bachelor Degree at Harbin University. From 2007-2010, she worked at Great Wall Builders Ltd., as a Chief Executive Officer and Chief Financial Officer involved in solar systems building activities including project supervision, acquisition of building materials, and negotiation of contracts with suppliers. She was responsible for managerial, corporate finance, accounting and business developments. Great Wall Builder Ltd was a residential builder of homes in certain redevelopment areas, including the city of Houston and surrounding counties. From 2010- 2017, she works at Yamamoto Company., as a Chief Executive Officer and Chief Financial officer coordinating financial reporting and new business developments.

During the past ten years, Ms. Tian has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Ms. Tian was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Su's involvement in any type of business, securities or banking activities.
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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Jia CEO, CFO	2017	0	0	0	0	0	0	0	0

 _________________________________________________________________________________________________________________________________________________________________________________________________

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors for our last twelve months.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tian Jia	0	0	0	0	0	0	0

____________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Global Seed Corporation., owning 5% or more of the common stock, and shares owned by our directors and officers as of June 30, 2017.

Title of Class	Beneficiary Owner [1]	Beneficial ownership[2]	% of ownership[3]
Common Stock	Su Zhi Da	1,000,000	20%
Common Stock	Li Ji	1,125,000	22.5%

[1] All director and executive officer and director as a group (2).

[2] Based on the total of 5,000,000 outstanding common shares as of June 30, 2017.

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

	2017	2016
Audit Fees	$3,000	$5,000
Audit-related fees	4,500	4,500
Tax Fees	-
Total	$7,500	$9,500

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

Global Seed Corporation

/s/ Tian Jia

By: Tian Jia

Chief Executive Officer/Chief Financial Officer

September 26, 2017.

__________________________________________________________________________________________________________________________________________________________________________________________________