Form 10-Q
period 2017-09-30
Global Seed Corp
filed 2017-11-07
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of November 3, 2017

Global Seed Corporation

Form 10-Q Report Index

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	September 30, 2017 (Unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash & Cash Equivalent	$2,524	$243
Total Assets	2,524	243

LIABILITIES & STOCKHOLDER'S EQUITY
Due to Related Party	$21,450	$16,200
Total Current Liabilities	21,450	16,200

STOCKHOLDER'S EQUITY
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017	500	500
Additional Paid-in Capital	50,980	50,980
Accumulated deficit	(70,406)	(67,437)
Total Stockholder's Equity	(18,926)	(15,957)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$2,524	$243

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenue:	$-	$-
OPERATING EXPENSE:
General and Administrative Expenses	2,969	2,292
Total Expenses	(2,969)	(2,292)
Profit (Loss) from Operations	(2,969)	(2,292)
Net Profit (Loss)	$(2,969)	$(2,292)
PROFIT (LOSS) PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000

See notes to interim condensed financial statements

Global Seed Corporation

Condensed Statements of Cash flows

(unaudited)

		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Cash Flows from Operating Activities:
Net Loss		$(2,969)		$(2,292)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:				-
Net Cash used by Operating Activities:		(2,969)		(2,292)
Cash Flow from Financing activities:
Proceeds from Note Payable		5,250		4,000
Net Cash provided by Financing Activities		5,250		4,000
Net Increase (Decrease) of Cash:		2,281		1,708
Cash at Beginning of Period:		$243		2,461
Cash at End of Period:		2,524		$4,167
SUPPLEMENTAL CASH FLOW DISCLOSURE:	$
Interest paid		-	$
Income taxes paid		$-		-

See notes to interim condensed financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

September 30, 2017 ( unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three months ended September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of September 30, 2017, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $70,406 since inception through the period ended September 30, 2017. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 2016, the FASB issued ASU No.2016-12, Revenue from Contracts with Customers ( Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers ( Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same s the effective date and transition requirements for Topic 606

(and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers ( Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In March, 2016, the FASB issued ASU No.2016-09, Compensation-Stock Compensation ( Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments re effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

 The Company does not have any commitments or contingencies.

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $21,450.00 loan payable related party transaction for the period ended September 30, 2017. This amount is due and payable on demand to our Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the three months ended September 30, 2017.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9- SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 6, 2017. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $2,969 and $2,292 for the three months ended September 30, 2017 and 2016 respectively. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2017, we have a net operating loss of $2,969 from our business operation.

As of September 30, 2017, our total assets were $2,524 in cash and our total liabilities $21,450. Our Chief Executive Officer, Tian Jia, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2017.

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

November 3, 2017