Form 10-Q
period 2018-03-31
Global Seed Corp
filed 2018-05-10
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 5,000,000 as of May 10, 2018

________________________________________________________________________________________________________________________________________________________________________________________________

Global Seed Corporation

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) March 31, 2017 and June 30, 2016	3
Condensed Statements of Operations (Unaudited) for the Nine months ended March 31, 2018 and 2017	4
Condensed Statements of Cash Flows (Unaudited) for the Nine months ended March 31, 2018 and 2017	5
Notes to Condensed Financial Statements (Unaudited)	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Control and Procedures	12
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibit	13
Item 7. Signature	13

GLOBAL SEED CORPORATION

Condensed Balance Sheets

	March 31, 2018 (Unaudited)	June 30, 2017
ASSETS
Current Assets:
Cash	$230	$243

Total Assets	$230	$243

LIABILITIES & STOCKHOLDERS’DEFICIT
Current Liabilities:
Due to Related Party	23,750	16,200
Total Liabilities	23,750	16,200

STOCKHOLDERS’DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017	500	500
Additional Paid-in Capital	52,809	50,980
Accumulated deficit	(76,829)	(67,437)
Total Stockholders’ Deficit	(23,520)	15,957
TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$230	$243

See notes to interim condensed financial statements

_______________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017		Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Revenue:	$-	$-	$		$-
OPERATING EXPENSE:
General and Administrative Expenses	2,690	1,742		9,392	9,676
Total Expenses	2,690	1,742		9,392	9,676
Profit (Loss) from Operations	(2,690)	(1,742)		(9,392)	(9,676)
Net Profit (Loss)	$(2,690)	$(1,742)		$(9,392)	$(9,676)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$0.00		$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000		5,000,000	5,000,000

See notes to interim condensed financial statements

          ____________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Condensed Statements of Cash flows

(Unaudited)

	Nine Months Ended March 31, 2018		Nine Months Ended March 31, 2017
Cash Flows from Operating Activities:	$		$
Net Loss		(9,392)		(9,676)
Add: Imputed interest		1,829
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Net Cash used by Operating Activities:		(7,563)		(9,676)
Cash Flow from Financing activities:
Proceeds from related party advances		7,550		7,500
Net Cash provided by Financing Activities		13		7,500

Net (Decrease) Increase in Cash:		13		(2,176)
Cash at Beginning of Period:		243		2,461
Cash at End of Period:		$230		$285
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$		$
Income taxes paid	$		$

See notes to interim condensed financial statements

_____________________________________________________________________________________________________________________________________________________________________________________________

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

March 31, 2018 (Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the nine months ended March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of March 31, 2018, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

NOTE 3-GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $75,778 in the nine months ended March 31, 2017. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

__________________________________________________________________________________________________________________________________________________________________________________________________

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

NOTE 6 – RELATED PARTY TRANSACTIONS

There was $23,750 loan payable related party transaction for the period ended March 31,2018. The Company imputed interest of $1,051 and $778 during period the ended March 31, 2018 and December 31,2017 respectively. This amount is due and payable on demand to the Chief Executive Officer.

NOTE 7 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2018. The Company imputed interest of $1,051 during period the ended March 31, 2018.

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

RESULTS OF OPERATIONS

The Company had a net operating loss of $9,392 in the nine months ended March 31, 2018, compared to $9,676 for the nine months’ period ended March 31, 2017. The operating expenses incurred between March 31,2018 and March 31, 2017 were similar and mainly used for professional auditing fees and stock transfer agent's expenses.

__________________________________________________________________________________________________________________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our total assets were $230 in cash and our total liabilities of $23,750 is owing to the CEO. During the nine months’ period ended March 31, 2017 the company had total financing activities of $7,500 compared to $7,100 for the nine months ended March 31, 2018 and 2017 respectively. These represents advances from the CEO. Our Chief Executive Officer officer, Tian Jia, verbally agreed to advance funds to us for general and administrative expenses for the next twelve months or until such a time the company begins to generate revenues. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2018.

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

Global Seed Corporation

/s/ Tian Jia

By: Tian Jia

Chief Executive Officer/Chief Financial Officer

May 10, 2018

 _______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________