Form 10-K
period 2018-06-30
Global Seed Corp
filed 2018-10-12
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55199

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3905, Vanke ITC Center, Changan, Dongguan, China 523845

(Address of principal executive offices)

Tel: (852) 65533834

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting Corporation or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock par value $0.0001 as of October 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Global Seed Corporation

Form 10-K

i

PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

Global Seed Corporation was incorporated in the State of Texas on July 13, 2010. We had been engaged principally in the distribution of a monthly journal prior to our change in control consummated on June 2, 2018.

On May 21, 2018, Leung Kwok Hei, Chi Siu On, Leung Siu Hung and Chan Hiu (collectively, the “Purchasers”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with various holders (the “Sellers”) of the common stock of Global Seed Corporation, a Texas company (the “Company”). Pursuant to the terms of the Purchase Agreement, the Sellers transferred to the Purchasers certain of their shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), or an aggregate of 4,492,000 shares of Common Stock (such transaction, the “Share Purchase”). The Share Purchase was closed on June 1, 2018.

At the closing of the Share Purchase, there was a change in our board and executive officers. Ms. Jia Tian, sole director, President, Treasurer and Secretary of the Company appointed Leung Kwok Hei to serve as director and Chief Executive Officer and Chan Hiu as director and Chief Financial Officer of the Company, with such appointment effective on June 1, 2018. Ms. Jia Tian resigned from all her positions with the Company effective on June 1, 2018.

Prior to our change in control, our product was the Global Seed Journal. It is a monthly journal published in Chinese for its presentation of Asian community news, advertising content, and articles written by contributors.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintained our principal office at: 3905, Vanke ITC Center, Changan, Dongguan, China 523845.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any legal proceeding that could reasonably be expected to have material impact on its operations or finances.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We are currently quoted on the OTCMARKETS.COM. under the Ticker Symbol: GLBD. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter ended September 30	$3.50	$3.50	$4.25	$3.50
Second Quarter ended December 31	$3.50	$3.50	$4.25	$3.50
Third Quarter ended March 31	$3.50	$3.50	$4.25	$3.50
Fourth Quarter ended June 30	$3.50	$3.50	$4.25	$3.50

HOLDERS OF OUR COMMON STOCK

As of June 30, 2018, we had 5,000,000 shares of our common stock issued and outstanding and we had 35 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018.

ITEM 6. SELECTED FINANCIAL STATEMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2018, the Company has accumulated operating loss of $80,369 and the Company had a positive cash of $132 compared to $243 for the year ended June 30, 2017. The Company incurred operating expenses of $10,611 compared to $11,318 in prior year. We incurred a net loss of $12,932 for the year ended June 30, 2018, compared to $12,798 for the year ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our total assets were $132 in cash. We do not have any third-party banking or financing agreements in place to provide us with a source of liquidity.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2018 and 2017, we had no cash equivalents.

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

As of June 30, 2018 and 2017, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

See pages F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that as of June 30, 2018 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2018. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that the following material weakness existed in the following area as of June 30, 2018.

1.	We did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members.

2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	We did not have formal control procedures in place related to the approval of related party transactions.

Because of these material weaknesses, our Chief Executive Officer, and Chief Financial Officer, has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we acquire or merge with another company.

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

(a)	Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b)	Changes in Controls and Procedures

There were no changes made in our internal controls over financial reporting during the year ended June 30, 2018 that have materially affected or are reasonably likely to materially affect these controls.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Seed, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Seed Corporation (the Company) as of June 30, 2018 and 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two-year period ended June 30, 2018 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

October 12, 2018

GLOBAL SEED CORPORATION

Balance Sheets

	June 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and Cash Equivalent	$132	$243
TOTAL ASSETS	$132	243

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Account Payable	$-	$16,200
TOTAL LIABILITIES	-	16,200
STOCKHOLDERS’ DEFICIT
Preferred Stock 9,989,886,988, par Value $0.0001; -0- issued and outstanding
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and Outstanding as of June 30, 2018 and 2017	500	500
Additional Paid-in Capital	80,001	50,980
Accumulated Deficit	(80,369)	(67,437)
Total stockholder’s Deficit	132	(15,957)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$132	$243

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Operations

	Year Ended June 30, 2018	Year Ended June 30, 2017
OPERATING EXPENSES:
General and Administrative Expenses	$10,611	$11,318
Total Operating Expenses	10,611	11,318
Loss from Operations	(10,611)	(11,318)
Imputed Interest	2,321	1,480
Net Loss	$(12,932)	$(12,798)
Loss per Common Shares -Basic and Diluted	$(0.00)	$(0.00)
Weight Average Number of Shares outstanding-Basic and Diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Cash Flows

	Year Ended June 30, 2018	Year Ended June 30, 2017
OPERATING ACTIVITIES:
Net Loss	$(12,932)	$(12,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed Interest	2,321	1,480
Change in operating assets and liabilities:
Forgiveness of Due to Related Party	26,700	-
Due to Related Party	(16,200)	9,100
Cash used in operating activities	(111)	(2,218)
Net decrease in cash	(111)	(2,218)
Cash at Beginning of Year:	243	2,461
Cash at End of Year:	$132	$243
Supplemental Cash Flow Disclosure:

Interest Paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Statements of Stockholder’s Deficit

Years ended June 30, 2018 and 2017

	Common shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Deficit
Balance on June 30, 2016	5,000,000	$500	$49,500	$(54,639)	$(4,639)
Imputed Interest	-	-	1,480	-	1,480
Net Loss	-	-	-	(12,798)	(12,798)
Balance on June 30, 2017	5,000,000	500	50,980	(67,437)	(15,957)
Forgiveness of debt Due to Related Party	-	-	26,700	-	26,700
Imputed Interest	-	-	2,321	-	2,321
Net Loss	-	-	-	(12,932)	(12,932)
Balance on June 30, 2018	5,000,000	$500	$80,001	$(80,369)	$(132)

The accompanying notes are an integral part of these financial statements

GLOBAL SEED CORPORATION

Notes to the Financial Statements

Years Ended June 30, 2018 and 2017

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation was incorporated on July 13, 2010 in the State of Texas. The initial operations have included organization and incorporation, target market identification, new business development, marketing plans, fund raising, and capital formation.  A substantial portion of the Company’s activities had involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas.  Prior to the change in control on June 2, 2018, the Company was a publishing company that publishes a monthly journal called the Global Seed Journal.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of advertising services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of selling of adverting services and will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectivity is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as unearned revenue. The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the publication is provided and costs are recorded in the period incurred rather than paid.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

As of June 30, 2018 and 2017, the Company had no potentially dilutive securities.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation as of liabilities in the normal course of business. The Company has accumulated losses of $80,369 as of June 30, 2018. The Company had cash of $132 at June 30, 2018. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 2016, the FASB issued ASU No.2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same s the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In March, 2016, the FASB issued ASU No.2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments re effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

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

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company will continue to assess the impact on its financial statements.

NOTE 5 – DEFERED INCOME TAX

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at June 30, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended June 30, 2018 and 2017 were as follows:

	Year Ended June 30, 2018	Year Ended June 30 2017
Income tax benefit at statutory rate	$16,390	$23,602
Total Provision for income tax	$16,390	$23,602

The Company’s approximate net deferred tax asset as of June 30, 2018 and 2017 was as follows:

	June 30, 2018	June 30, 2017
Deferred Tax Asset:
Net Operating Loss Carryforward	$78,048	$67,437
Valuation Allowance	(78,048)	(67,437)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $78,048 at June 30, 2018. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended June 30, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The allowance was $78,048 at June 30, 2018. The potential tax benefit arising from the loss carryforward will expire in 2037.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

The Company’s income tax rate computed at the statutory federal rate of 21%, applied to our net operating loss carryforward of $78,048 provided a deferred tax asset of $16,390 which will begin to expire in 2037 unless utilized first. An allowance of $16,390 has been established, since it is more likely than not that some or all of the deferred tax credit will not be realized.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments nor contingencies.

NOTE 7 – RELATED PARTY TRANSACTIONS

There was $0 balance in due to related party liability at June 30, 2018. The Company imputed interest of $2,321 and $1,480 respectfully for the years ended June 30, 2018 and 2017. During the year ended June 2018, $26,700 was forgiven resulting in an increase in additional paid in capital and decrease due to related parties of $26,700.

NOTE 8 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 9 – SUBSEQUENT EVENTS

None.

NOTE 10 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

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

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

Name	Age	Position
Leung Kwok Hei	32	Director & CEO

Leung Kwok Hei, director and CEO Mr. Leung, age 32, serves as Chief Operating Officer of Zheng Gong Trading Ltd Co in DongGuan, China since 2016. Prior to that, He was a sales manager of Amadio Wines China at Dongguan, China from 2013 to 2016 and an assistant manager of Vancouver Chinatown Merchants Association from 2006 to 2011. Mr. Leung studied Criminology in Simon Fraser University at Vancouver, BC.

Name	Age	Position
Chan Hiu	45	Director & CFO

Chan Hiu, director and CFO Mr. Chan, age 45, serves as Financial Controller of Zheng Gong Trading Ltd Co in DongGuan, China since 2016. Mr. Chan was a financial advisor of Shenzhen Long Fu Capital based in Shenzhen, China from 2009 to 2016, consult with clients for financial needs and develop marginal investment plans. Prior to that, He was an owner and financial controller of Motoring Concept Distribution in Orlando, Florida from 2001 and 2008. Mr. Chan received his Bachelor of Business Accounting degree from University of Central Florida in Orlando, Florida in 2000.

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

8

CORPORATE GOVERNANCE

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of June 30, 2018 and 2017.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of June 30, 2018 and 2017, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

(L) EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last twelve months for all services rendered to us.

9

COMPENSATION OF OFFICER AND DIRECTOR’S TABLE

The table below summarizes all compensation paid to our Officers and directors for our last twelve months.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Nonqualified Deferred Plan	All Other Compensation ($)	Total ($)
Leung Kwok Hei, CEO	2018	0	0	0	0	0	0	0	0
Chan Hiu, CFO	2018	0	0	0	0	0	0	0	0

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred Plan	All Other Compensation	Total ($)
Chi Siu On, Director	2018	0	0	0	0	0	0	0	0
Leung Siu Hung, Director	2018	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of Global Seed Corporation, owning 5% or more of the common stock, and shares owned by our directors and officers as of June 30, 2018.

Title of Class	Beneficiary Owner	Number of Shares	% of Ownership
Common Stock	Leung Kwok Hei	789,000	25.8%
Common Stock	Chi Siu On	2,125,000	42.5%
Common Stock	Leung Siu Hung	789,000	15.8%
Common Stock	Chan Hiu	789,000	15.8%

10

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	2018	2017
Audit Fees	$4,000	$3,000
Audit-Related Fees	3,750	4,500
Tax Fees	-	-
Total	$7,750	$7,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

11

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit 3.1	Article of Incorporation*

Exhibit 3.2	Bylaws of Registration*

Exhibit 31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL data files of Financial Statements and notes contained in this Annual Report on Form 10-K**

* Previously filed

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Seed Corporation

Date: October 12, 2018	BY:	/s/ Leung Kwok Hei
Leung Kwok Hei
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Leung Kwok Hei	Director and Chief Executive	Date: October 12, 2018
	Leung Kwok Hei	Officer (Principal Executive Officer)

BY:	/s/ Chan Hiu	Chief Financial Officer	Date: October 12, 2018
	Chan Hiu	(Principal Executive Officer and Principal Financial Officer)

13