Form 10-Q
period 2018-09-30
Global Seed Corp
filed 2018-11-14
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-177157

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3905, Vanke ITC Center, Changan, Dongguan, China 523845

(Address of principal executive offices)

(852) 65533834

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 5,000,000 as of November 9, 2018

Global Seed Corporation
Form 10-Q Report Index

Page No:
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets (Unaudited) September 30, 2018 and June 30, 2018	1
Condensed Statements of Operations (unaudited) for the Three months ended September 30, 2018 and 2017	2
Condensed Statements of Cash Flows (unaudited) for the Three months ended September 30, 2018 and 2017	3
Notes to Condensed Financial Statements (unaudited)	4-5
Item 2. Management Discussion and Analysis of Financial Condition	6
Item 3. Quantitative and Qualitative Disclosures about Market Risk	6
Item 4. Control and Procedures	6
PART II. OTHER INFORMATION
Item 6. Exhibit	7
Signature	8

i

Global Seed Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Global Seed Corporation

Condensed Balance Sheets

	September 30, 2018 (Unaudited)	June 30, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$0	$132
Total Assets	0	132

LIABILITIES & STOCKHOLDER’S DEFICIT
Due to Related Party	$7,589	$0
Total Current Liabilities	7,589	0

STOCKHOLDER’S DEFICIT
Preferred Stock 9,989,886,988 shares par Value $0.0001; -0- issued and outstanding	0	0
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018	500	500
Additional Paid-in Capital	80,095	80,001
Accumulated Deficit	(88,184)	(80,369)
Total Stockholder’s Deficit	(7,589)	132
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$132

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenue	$-	$-
OPERATING EXPENSES:
General and Administrative Expenses	7,721	2,969
Total Operating Expenses	(7,721)	(2,969)
Loss from Operations	$(7,721)	$(2,969)
OTHER EXPENSE:
Interest Expense	(94)	0
Total Other Expense	(94)	0
Net Loss	$(7,815)	$(2,969)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Cash Flows from Operating Activities:
Net Loss	$(7,815)	$(2,969)
Adjustments to reconciled net loss to net cash used by operating activities
Imputed interest	94	0
Change in operating assets and liabilities:	-	-
Net Cash used by Operating Activities:	$(7,721)	$(2,969)
Cash Flow from Financing Activities:
Advances from Related Party	7,589	5,250
Net Cash provided by Financing Activities	7,589	5,250
Net Increase (Decrease) of Cash:	(132)	2,281
Cash at Beginning of Period:	132	243
Cash at End of Period:	$-	$2,524
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

September 30, 2018 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three months ended September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of September 30, 2018, the Company had no potentially dilutive securities.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $88,184 since inception through the period ended September 30, 2018. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The company imputed interest of $94 and $0 during the three months ended September 30, 2018 and 2017. The balances of amount to related party was $7,589 and $0 at September 30, 2018 and June 30, 2018, respectively.

NOTE 6 – CAPITAL STOCK

No stock was issued in the three months ended September 30, 2018 and 2017. During the year ended June 30, 2018, $26,700 was forgiven resulting in an increase in additional paid in capital of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2018. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

PLAN OF OPERATIONS

Global Seed Corporation was incorporated in the State of Texas on July 13, 2010. We had been engaged principally in the distribution of a monthly journal prior to our change in control consummated on June 2, 2018. On May 21, 2018, Leung Kwok Hei, Chi Siu On, Leung Siu Hung and Chan Hiu (collectively, the “Purchasers”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with various holders (the “Sellers”) of the common stock of the Company. Pursuant to the terms of the Purchase Agreement, the Sellers transferred to the Purchasers certain of their shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), or an aggregate of 4,492,000 shares of Common Stock (such transaction, the “Share Purchase”). The Share Purchase was closed on June 1, 2018.

After the change in control as a result of the Share Purchase, we expect to effect a business combination. Accordingly, the prospects for our success will be dependent upon the future performance of the business to be acquired. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

RESULTS OF OPERATIONS

The Company had a net loss of $7,815 and $2,969 for the three months ended September 30, 2018 and 2017 respectively. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2018, we have a net loss of $7,815 from our business operation.

As of September 30, 2018, our total assets were $0 in cash and our total liabilities $7,589.

The working capital requirements of any new business we may acquire may be substantial and may depend on the terms of our potential acquisitions, whether for stock, debt or cash, or a combination thereof, as appropriate.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11-OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Seed Corporation

/s/ Leung Kwok Hei
By: Leung Kwok Hei
Chief Executive Officer
(Principal Executive Officer)

/s/ Chan Hiu
By: Chan Hiu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

November 14, 2018

