Form 10-Q
period 2018-12-31
Global Seed Corp
filed 2019-02-14
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 5,000,000 as of February 12, 2019.

Global Seed Corporation
Form 10-Q Report Index

Page No:
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets (unaudited) as of December 31, 2018 and June 30, 2018	1
Condensed Statements of Operations (unaudited) for the Three and Six Months ended December 31, 2018 and 2017	2
Condensed Statements of Cash Flows (unaudited) for the Six Months ended December 31, 2018 and 2017	3
Notes to Condensed Financial Statements (unaudited)	4-6
Item 2. Management Discussion and Analysis of Financial Condition	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	7
Item 4. Control and Procedures	7
PART II. OTHER INFORMATION
Item 6. Exhibit	8
Signature	9

Global Seed Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

	December 31, 2018 (Unaudited)	June 30, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$0	$132
Total Assets	$0	$132

LIABILITIES & STOCKHOLDER’S DEFICIT
Due to Related Party	$11,746	$0
Total Current Liabilities	11,746	0

STOCKHOLDER’S DEFICIT
Preferred Stock 9,989,886,988 shares par Value $0.0001; -0- issued and outstanding	0	0
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018	500	500
Additional Paid-in Capital	80,324	80,001
Accumulated Deficit	(92,570)	(80,369)
Total Stockholder’s Deficit	(11,746)	132
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$132

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Revenue	$-	$-	$-	$-
OPERATING EXPENSES:
General and Administrative Expenses	4,157	2,955	11,878	5,924
Total Operating Expenses	(4,157)	(2,955)	(11,878)	(5,924)
Loss from Operations	$(4,157)	$(2,955)	$(11,878)	(5,924)
OTHER EXPENSE:
Interest Expense	(229)	(778)	(323)	(778)
Total Other Expense	(229)	(778)	(323)	(778)
Net Loss	$(4,386)	$(3,733)	$(12,201)	$(6,702)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

 Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(12,201)	$(6,702)
Adjustments to reconciled net loss to net cash used by operating activities
Imputed interest	323	778
Change in operating assets and liabilities:
Net Cash used by Operating Activities	(11,878)	(5,924)

Cash Flow from Financing Activities:
Advances from Related Party	11,746	5,850
Net Cash provided by Financing Activities	11,746	5,850

Net Decrease of Cash:	(132)	(74)
Cash at Beginning of Period:	132	243
Cash at End of Period:	$-	$169

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

December 31, 2018 (unaudited)

NOTE 1 – BUSINESS AND CONTINUED OPERATIONS

ORGANIZATION

Global Seed Corporation (the “Company”) was incorporated on July 13, 2010 in the State of Texas. A substantial portion of the Company’s initial business activities had involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas. The Company had a change in control on June 2, 2018.

The fiscal year end of the Company is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three and six months ended December 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

As of December 31, 2018, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (the “Update”). Prior to the Update, there was diversity in practice in how certain cash receipts and cash payments were presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in the Update are effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments should be adopted retrospectively. The Company has adopted this new guidance and does not expect the adoption to have a material impact on our financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated loss of $92,570 since inception through the period ended December 31, 2018. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2018, $11,746 was due to a related party. The Company imputed interest of $323 and $778 during the six months ended December 31, 2018 and 2017. The balances of amount to related party was $11,746 and $0 at December 31, 2018 and June 30, 2018, respectively.

NOTE 6 – CAPITAL STOCK

No stock was issued in the six months ended December 31, 2018 and 2017. During the year ended June 30, 2018, $26,700 was forgiven resulting in an increase in additional paid in capital of the same amount.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 14, 2019. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS

The Company had a net loss of $12,201 and $6,702 for the six months ended December 31, 2018 and 2017 respectively. The Company had a net loss of $4,386 and $3,733 during the three months ended December 31, 2018 and 2017, respectively. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2018, we had a net loss of $12,201 from our business operations.

As of December 31, 2018, our total assets were $0 in cash and our total liabilities were $11,746.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

February 14, 2019