Form 10-Q
period 2019-03-31
Global Seed Corp
filed 2019-05-14
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	GLBD	*

* OTC Markets, not an exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: 5,000,000 as of May 2, 2019.

Global Seed Corporation
Form 10-Q Report Index

i

Global Seed Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

	March 31, 2019 (Unaudited)	June 30, 2018
ASSETS
Current Assets
Cash & Cash Equivalents	$0	$132
Total Assets	$0	$132

LIABILITIES & STOCKHOLDER’S DEFICIT
Due to Related Party	18,981	0
Accrued Expense	383	0
Total Current Liabilities	$19,364	0

STOCKHOLDER’S DEFICIT
Preferred Stock 9,989,886,988 shares par Value $0.0001; -0- issued and outstanding	0	0
Common Stock 8,999,886,999 shares authorized: $0.0001 par value; 5,000,000 shares issued and outstanding as of March 31, 2018 and June 30, 2018	500	500
Additional Paid-in Capital	80,746	80,001
Accumulated Deficit	(100,610)	(80,369)
Total Stockholder’s Deficit	(19,364)	132
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$0	$132

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Revenue	$-	$-	$-	$-
OPERATING EXPENSES:
General and Administrative Expenses	7,618	2,690	19,496	9,392
Total Operating Expenses	(7,618)	(2,690)	(19,496)	(9,392)
Loss from Operations	$(7,618)	$(2,690)	$(19,496)	(9,392)
OTHER EXPENSE:
Interest Expense	422	0	745	0
Total Other Expense	422	0	745	0
Net Loss	$(8,040)	$(2,690)	$(20,241)	$(9,392)
LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

for the Nine Months Ended March 31, 2019 (Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on June 30, 2018	5,000,000	500	80,001	(80,369)	(132)
Imputed Interest			745		745
Net Loss				(20,241)	(20,241)
Balance on March 31, 2019	5,000,000	500	80,746	(100,610)	(19,364)

The accompanying notes are an integral part of these unaudited financial statements

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Cash Flows from Operating Activities:
Net Loss	$(20,241)	$(9,392)
Adjustments to reconciled net loss to net cash used by operating activities
Imputed interest	745	1,829
Change in operating assets and liabilities:
Accrued Expenses	383
Net Cash used by Operating Activities	(19,113)	(7,563)

Cash Flow from Financing Activities:
Advances from Related Party	18,981	7.550
Net Cash provided by Financing Activities	18,981	7,550

Net Decrease of Cash:	(132)	(13)
Cash at Beginning of Period:	132	243
Cash at End of Period:	$-	$230

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL SEED CORPORATION

Notes to Interim Condensed Financial Statement

March 31, 2019 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements and related notes as of and for the three and nine months ended March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the fiscal year presented.

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

As of March 31, 2019, the Company had no potentially dilutive securities.

INTANGIBLE ASSETS

When an intangible is purchased from another entity, its value equals the cash or fair market value of the consideration given. The present value of payments on the liability incurred or the fair value of the stock issued may also be used to value externally acquired intangible.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers ( Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers ( Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same s the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers ( Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In March, 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation ( Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments re effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual periods. If an entity early adopts the amendments in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $100,610 since inception through the period ended March 31, 2019. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2019, $18,981 was due to a related party. The Company imputed interest of $745 and $1,829 during the nine months ended March 31, 2019 and 2018. The balances of amount to related party was $18,981 and $0 as of March 31, 2019 and June 30, 2018, respectively.

NOTE 6 – CAPITAL STOCK

No stock was issued in the nine months ended March 31, 2019 and 2018. During the year ended June 30, 2018, $26,700 was forgiven resulting in an increase in additional paid in capital of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2019. Based on its evaluation no events have occurred requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS

The Company had a net loss of $20,241 and $9,392 for the nine months ended March 31, 2019 and 2018 respectively. The Company had net losses of $8,040 and $2,690 during the three months ended March 31, 2019 and 2018, respectively. Management’s plans to continue as a going concern include raising additional capital through sales of common stock.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2019, we had a net loss of $20,241 from our business operations.

As of March 31, 2019, our total assets were $0 in cash and our total liabilities were $19,364.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

May 14, 2019