Form 10-Q
period 2019-09-30
Global Seed Corp
filed 2019-11-19
CIK 1524829

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2019

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 000-55199

Global Seed Corporation

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

3906-3907, Vanke ITC Center, Changan, Dongguan, China	523845
(Address of principal executive offices)	(Zip Code)

(852) 65533834

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2019, the Company has 257,874,025 shares of common stock issued and outstanding.

GLOBAL SEED CORPORATION

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL SEED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	Unaudited	Audited
Assets
Current Assets:
Cash and cash equivalents	$30,489	$8,717
Accounts receivable, net	42,287	7,307
Other receivables, net	27,313	5,494
Inventories	305,943	24,794
Prepaid tax	1,448	12,763
Prepayment	130,660	-
Related party receivable	-	16,742
Total Current Assets	538,140	75,817

Property, plant and equipment, net	44,142	22,185
Intangible assets, net	-	4,828
Total Assets	$582,282	$102,830

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable and accrued payables	78,785	30,538
Advances from customers	381,826	81,410
Due to related party	1,051,346	270,021
Taxes payable	-	68
Total Current Liabilities	1,511,957	382,037

Total Liabilities	1,511,957	382,037

Stockholders’ Equity:

Common stock (8,999,886,999 shares authorized, 257,874,025 issued and outstanding at December 31, 2018, on a pro forma basis)	25,787	25,787
Paid in capital	91,863	91,863
Accumulated deficit	(1,089,104)	(405,989)
Accumulated other comprehensive loss	43,612	10,626
Stockholders’ Equity
Total Stockholders’ deficit	(927,842)	(277,713)
Non-controlling interest	(1,833)	(1,494)
Total Deficit	(929,675)	(279,207)
Total Liabilities and Stockholders’ Equity	582,282	102,830

See accompanying notes to condensed consolidated financial statements

GLOBAL SEED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net revenues	$27,811	$76	$85,799	$14,070
Cost of revenues	14,044	4,381	52,901	8,073
Gross profit	13,767	(4,305)	32,898	5,997
Operating expenses:
Selling and marketing expenses	13,506	6,486	29,369	6,486
General and administrative expenses	339,645	220,116	686,437	295,200
Total operating expenses	353,151	226,602	715,806	301,686

Operating loss	(339,384)	(230,907)	(682,908)	(295,689)

Other income (expenses):
Interest income	11	-	29	-
Interest expenses	-	1,637	-	-
Other income	1,399	(405)	341	-
Other expenses	(683)	(14)	(683)	(14)
Total other income and (expenses)	727	1,218	(313)	(14)
Loss before tax	(338,657)	(229,689)	(683,221)	(295,703)
Income tax	195	(151)	233	110

Net loss	$(338,852)	$(229,538)	$(683,454)	$(295,813)

Non-controlling interest	949	-	(339)	-
Net loss attributable to stockholder	(339,801)	(229,538)	(683,115)	(295,813)
Other comprehensive income:
Foreign currency translation income	27,372	1,307	32,986	6,921
Comprehensive loss	$(312,429)	$(228,231)	$(650,129)	$(288,892)

See accompanying notes to condensed consolidated financial statements

GLOBAL SEED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common	Paid-in	Accumulated	Accumulated Other Comprehensive	Non Controlling
	Stock	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2018	$500	$51,758	$(74,139)	$-	-	$(21,881)
Capital contribution		28,337	-	-	-	28,337
Net loss	-	-	(14,045)	-	-	(14,045)
Foreign currency translation adjustment	-	-	-	-	-	-

Balance, September 30, 2018	$500	$80,095	$(88,184)	$-	-	$(7,589)

Balance, January 1, 2019	$25,787	$91,863	$(405,989)	$10,626	(1,494)	$(279,207)
Net income	-	-	(683,115)	-	(339)	(683,454)
Foreign currency translation adjustment	-	-	-	32,986	-	32,986

Balance, September 30, 2019	$25,787	$91,863	$(1,089,104)	$43,612	(1,833)	$(929,675)

See accompanying notes to condensed consolidated financial statements

GLOBAL SEED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the period ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(683,454)	$(295,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,222	1,619

Changes in operating assets and liabilities:
Accounts receivable	(34,980)	(44,604)
Inventories	(281,149)	(13,983)
Prepayment and deposits	(130,660)	(26,407)
Other receivables	(21,819)	-
Accounts payable and accrued payables	48,247	99,195
Advances from customers	300,416	-
Net cash used in operating activities	(797,177)	(279,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(28,746)	(23,642)
Net cash used in investing activities	(28,746)	(23,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in related party balances, net	798,067	162,461
Capital contribution from shareholders	-	157,949
Net cash provided by financing activities	798,067	320,410

EFFECT OF EXCHANGE RATE ON CASH	49,628	-

NET INCREASE (DECREASE) IN CASH	21,772	16,775
CASH, BEGINNING OF PERIOD	8,717	1,887
CASH, END OF PERIOD	30,489	17,986

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$-	$-
Cash paid for income tax	$-	$110

See accompanying notes to condensed consolidated financial statements

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Global Seed Corporation (the “Company”) was incorporated on July 13, 2010 in the State of Texas. A substantial portion of the Company’s initial business activities had involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas. The Company had a change in control on June 2, 2018.

On October 1, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Well Benefit International Limited (“Well Benefit”) and all of its shareholders (the “Shareholders”), whereby the Company agreed to newly issue 252,874,025 shares of its common stock to the Shareholders in exchange for all of the outstanding ordinary shares of Well Benefit (such transaction, the “Reverse Merger”). On October 30, 2019, the Reverse Merger contemplated under the Share Exchange Agreement was closed. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and Well Benefit, the legal acquiree, is the accounting acquirer. As a result, the Company elects to consolidate the financial statements of Well Benefit, including those of Zhenghao, into the Company as if the Reverse Merger were consummated from the beginning of the periods covered by this report.

Well Benefit is a company formed in the British Virgin Islands on September 3, 2018. Well Benefit is a holding company. Its primary business activities are conducted through its wholly owned subsidiaries in Guangdong province in the People’s Republic of China (“PRC”). Well Benefit primarily sells coffee capsules, capsules for healthy drinks and coffee brewing machines through wholesale and retail.

Agility International Holding Limited (“Agility”) was incorporated on July 8, 2018 in Hong Kong with limited liability. It is a wholly owned subsidiary of Well Benefit.

On September 25, 2018 Shangshang (Guangzhou) Industrial Investment Company Limited (“Shangshang”) was incorporated as wholly owned foreign entity in the PRC. It is a wholly owned subsidiary of Agility.

Dongguan Zhenghao Industrial Investment Company Limited (“Zhenghao”) was incorporated on January 26, 2017. Zhenghao was acquired by Shangshang on or about December 27, 2018; accordingly, Zhenghao became a wholly owned subsidiary of Shangshang.

On September 7, 2018, Zhenghao registered Dongguan Kasule Food and Drink Company Limited with the local industrial and commercial bureau (“Dongguan Kasule”) as its wholly owned subsidiary. On February 19, 2019, Zhenghao acquired Shenzhen Kasule Food and Drink Company Limited (“Shenzhen Kasule”).

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the nine months ended September 30, 2019 and 2018, the Company reported net loss of $683,454 and $295,813, respectively. The Company had working capital deficit of approximately $973,817 and $306,220 as of September 30, 2019 and December 31, 2018, respectively. The Company had net cash outflow of $797,177 and $279,993 from its operating activities during the period ended September 30, 2019 and December 31, 2018. The Company had recurring loss from operation of $682,908 for the period ended September 30, 2019. The Company’s management intends to raise working capital through the sale of securities via private placements.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off against allowances.

Inventories

Inventories consist of raw materials and finished goods are stated at the lower of cost or market value. Finished goods costs include: materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Property, Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company’s typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Machinery and equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB) and Hong Kong Dollar (HKD). The Company’s assets and liabilities are translated into United States dollars from RMB and HKD at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2019	2018
Year end RMB: US$ exchange rate	7.1360	6.8665
Annual average RMB: US$ exchange rate	6.8618	6.5137
Year end HKD: US$ exchange rate	7.8396	7.8277
Annual average HKD: US$ exchange rate	7.8380	7.8398

The RMB and HKD are not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and unrealized gains from foreign currency translation adjustments.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s amount of revenue recognized to the books reflects the value of goods invoiced, net of any VAT or excise tax.

Advertising

All advertising costs are expensed as incurred.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 3 – INVENTORY

The Company inventory was completely comprised of finished goods. No impairment was recorded.

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PLANT AND EQUIPMENT

	2019	2018
At Cost:
Machinery and equipment	$52,987	$25,155

Less: Accumulated depreciation	(8,845)	(2,970)

	$44,142	$22,185

Depreciation expense was $6,222 and $3,088 for the period ended September 30, 2019 and the year ended December 2018, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 6 – PREPAYMENT

The prepayment balance of $130,108 as of September 30, 2019 mainly represents the advanced payment to the suppliers for business purpose.

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2019 and December 31, 2018, the Company owed funds to the following related parties; these advances were unsecured and non-interest bearing and due on demand:

Entity	2019	2018	Relationship
Leung Kwok Hei	$55,077	7,589	Shareholder of Global Seed Corporation
Mo Qingtao	$6,790	1,309	Director of Well Benefit
Liang Guoxi	$12,094	285	Director of Agility
Chen Yuexiang	$959,541	254,645	Authorized Representative of Zhenghao
Liang Guoxi	$3,854	2,036	Authorized Representative of Shangshang
Chenyuexiang	$13,990	-	Director of Dongguan Kasule
	$1,051,346	$265,864

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Our effective tax rate for fiscal year 2019 will be 21%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only.

The Company’s subsidiaries formed in the British Virgin Islands is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at September 30, 2019.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The following table reconciles the statutory rates to the Company’s effective tax rate:

	9/30/2019	9/30/2018
Statutory rates in the State of Texas	-	-
Statutory rates in the British Virgin Islands	-	-
Statutory rates in Hong Kong	16.50%	16.50%
Statutory rates in PRC	25.00%	25.00%
Non-deductible items in the PRC	-0.03%	-0.03%
Foreign earned income not subject to taxes in the British Virgin Islands	(41.50)%	(41.50)%
Effective income tax rate	-0.03%	-0.03%

Loss before taxes:
State of Texas	(56,331)	(11,630)
British Virgin Islands	-	-
Hong Kong	(9,283)	-
PRC	(617,607)	(284,073)
	$(683,221)	(295,703)

GLOBAL SEED CORPORATION

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RISKS

A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss if the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The Company is subject to interest rate risk when short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

D.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

NOTE 10 - SUBSEQUENT EVENTS

On October 29, 2019, in connection with the Reverse Merger, the board of directors of the Company approved a change in the Company’s fiscal year end from June 30 to December 31, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to general and administrative expenses; the potential size of the market for our services, future development and/or expansion of our services in our markets, our ability to generate revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

You should review this section with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

Global Seed Corporation (the “Company”) was incorporated in the State of Texas on July 13, 2010. We had been engaged principally in the distribution of a monthly journal prior to our change in control consummated on June 2, 2018. On October 1, 2019, the Company entered into share exchange agreement (the “Share Exchange Agreement”) by and among Well Benefit International Limited (“Well Benefit”) and its shareholders (the “Shareholders”), whereby the Company newly issued 252,874,025 shares of its common stock to the Shareholders in exchange for all the outstanding ordinary shares of Well Benefit. On October 30, 2019, the reverse merger transactions contemplated under the Share Exchange Agreement closed and we acquired all of the issued and outstanding shares of Well Benefit (the “Reverse Merger”). Dongguan Zhenghao Industrial Investment Company Limited (“Zhenghao”), a company formed under the laws of the People’s Republic of China (“PRC”), is a wholly-owned subsidiary of Well Benenfit. Zhenghao provides healthy coffee and beverage products to customers in China.

As a result of the Reverse Merger, Zhenghao became our wholly-owned subsidiary, and we transitioned our business focus to providing healthy coffee and beverage products to customers in China through Zhenghao under its established brand, “Ka Su Le”. Our business comprises of three segments: (i) wholesale business, including wholesaling coffee and healthy drinks capsules, coffee brewing machines and health supplements and skin care products; (ii) retail selling coffee products and (iii) retail selling of coffee brewing machines.

Wholesale Business

Under our wholesale business segment, we sell our capsules through our brand stores (each a “Brand Store”, collectively the “Brand Stores”) and cooperation stores (each a “Cooperation Store”, collectively the “Cooperation Stores”). To join us as a Brand Store, we will charge a one-time brand authorization fee. After becoming our Brand Store, we will grant it the rights to use our brand, Ka Su Le, and provided it with all of the materials (including different kinds of capsules) and equipment that are necessary to make our coffee and other healthy beverages (collectively, the “Initiation Package”). In addition, we provide our Brand Stores with staff training and help them with the designing and decoration of their stores, setting up the equipment and other matters such as developing and shipping products. After paying the brand authorization fee, our Brand Stores will receive certain amount of coffee and healthy drinks capsules, included in their Initiation Package, enabling them to start their business. In addition, to better promote our products and enhance our brand recognition, we are expanding our network by working with and placing our coffee machines free of charge in various stores, including grocery stores, bakeries, super markets, shopping malls and other places with significant customer volume and high demand of coffee. The Cooperation Stores can use our coffee machines free of charge with proper care and a commitment of selling a certain amount of brewed coffee and healthy drinks each month. Similar to our Brand Stores, the Cooperation Stores can purchase our capsules products from our retail stores or online store if they need additional supplies. We also offer our customers two types of coffee brewing machines, one for domestic use and the other is for commercial use. Our wholesale business of health supplements and skin care products are currently at its initial stage and contributed very limited sales revenue to us as of the date of this report.

Retail Outlets of Coffee Products

We have two coffee retail stores in Dongguan City and Shenzhen City, through which we offer capsule products and brewed coffee and healthy drinks to our customers. We are currently looking to relocate one of our retail stores to an area with a higher demand of brewed coffee and healthy drinks. This segment is currently at its initial stage and contributed very limited sales revenue to us as of the date of this report.

Retail Outlets of Coffee Brewing Machines

In addition, We also market and sell our brewing machines through our sales persons. Customers can also purchase a brewing machine from our online store. As of the date of this report, we have very limited sales of the coffee brewing machines.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our “Ka Su Le” products and our coffee and healthy drinks capsules will have a positive impact on our financial position. We plan to expand our distribution network, by placing more coffee machines free of charge in our Cooperation Stores, granting rights to Brand Stores with an aim of increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this report however, we do not have any agreements, undertakings or understandings to expand our distribution network and there can be no guarantee that we ever will.

Expansion of our sales network - To meet the increasing demand for our products, we need to expand our sales network. In the short-run, we intend to increase our investment in personnel training, expanding our Brand Stores and Cooperation Stores, research and development on information technology applications.

Maintaining effective control of our costs and expenses - We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers. Moreover, we will step up our efforts in improvements over quality management, procurement processes and cost control, and give full play to the trustworthy sales teams to maximize our profit and bring better long-term return for our shareholders.

Economic and Political Risks

Our operations are conducted primarily in the PRC. Accordingly, our business, financial conditions and results may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks with, among others, the political, economic and legal environment and foreign currency exchange. Our company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions, remittances abroad, and rates and methods of taxation, among other things.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

Results of Operations

The following table sets forth a breakdown of revenue for the periods indicated, both in absolute amount and as a percentage of total revenues. The information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Comparison of the Three Months Ended September 30, 2019 and the Three Months Ended September 30, 2018

	Three Months Ended September 30,		Variance
	2019	2018	Amount	%
Revenue	$27,811	76	27,735	36,493%
Cost of sales	14,044	4,381	9,663	221%
Gross profit	13,767	(4,305)	18,072	-420%

Operating expenses
Selling and marketing expenses	13,506	6,486	7,020	108%
General and administrative expenses	339,645	220,116	119,529	54%
Total operating expenses	353,151	226,602	126,549	56%

Operating loss	(339,384)	(230,907)	-108,477	47%

Other income (expenses)
Interest income	11	-	11	N/A
Interest Expense	-	1,637	-1,637	-100%
Other Income	1,399	(405)	1,804	-445%
Other expenses	(683)	(14)	-669	4,779%
Total other income and (expenses)	727	1,218	-491	-40%

Loss before taxes from operations	(338,657)	(229,689)	-108,968	-47%

Provision for income taxes	195	(151)	346	-229%

Net loss	(338, 852)	(229,538)	-109,314	48%

Non-controlling interest	949	-	949	N/A

Net loss attributable to stockholder	(339,801)	(229,538)	(110,263)	48%
Other comprehensive income:

Foreign currency translation income	27,372	1,307	26,065	1,994%
Comprehensive loss	$(312,429)	$(228,231)	$(84,198)	$37%

(a) Revenue

Currently our main revenue stream is deriving from wholesale business, retail outlets coffee capsules and coffee brewing machines. Our business commenced in 2017.

For the three months ended September 30, 2019 and September 30, 2018, our revenue was $27,811 and 76, respectively, which represented an increase of $27,735. The increase of revenue was mainly due to the increased sales volume of our products.

(b) Cost of Sales

	Three Months Ended September 30,		Variance
	2019	2018	Amount	%
Sales of coffee products	14,044	4,381	9,663	221%
Sales of other products	-	-	-	N/A
Total Amount	14,044	4,381	9,663	221%

For the three months ended September 30, 2019 and September 30, 2018, cost of sales from our coffee wholesale business was $14,044 and 4,381, respectively. The increase of cost of sales was mainly due to the increased sales volume of our coffee capsules.

For the three months ended September 30, 2019 and September 30, 2018, cost of sales from our other products was nil for both periods.

(c) Gross Profit

	Three Months Ended September 30,		Variance
	2019	2018	Amount	%
Gross Profit	13,767	(4,305)	18,072	-420%
Sales of other products	-	-	-	N/A
Total Amount	13,767	(4,305)	18,072	-420%

Gross profit from our coffee wholesale business increased by $18,072 for the three month ended September 30, 2019 from gross loss of $4,305 for same period ended September 30, 2018. The increase of gross profit is due to the Company’s adoption of a strategy to sell products with stable profit margins.

(d) Selling and Distribution Expenses

For the three months ended September 30, 2019, our selling and marketing expenses were $13,506, representing an increase of $7,020, as compared to $6,486 during the three months ended September 30, 2018. The increase was primarily due to the increased advertising and marketing expenses during the three months ended September 30, 2019.

(e) General and Administrative Expenses

For the three months ended September 30, 2019, our administrative expenses were $339,645, representing an increase of $119,529, as compared to $220,116 in the same period ended September 30, 2018. The increase was primarily due to increased travelling expenses, hospitality expenses, office expenses, rental expenses and salaries for the three months ended September 30, 2019.

(f) Other Income

For the three months ended September 30, 2019, our other income was $1,399 as compared to $(405) in the same period of 2018. The increase in other interest income was primarily due to increased interest income from bank deposits.

(g) Interest and Other Financial Charges

For the three months ended September 30, 2019, our interest and other financial charges were nil as compared to $1,637 in the same period of 2018. The decrease in interest and other financial charges was primarily due to the bank fees.

(h) Income Taxes

The Company’s income taxes increased by $346 for the three months ended September 30, 2019 from $151 income tax refund for the same period of 2018. The increase in the Company’s income taxes was primarily due to increased taxable income of the Company for the period indicated.

Comparison of the Nine Months ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30		Variance
	2019	2018	Amount	%
	$	$
Net revenues	85,799	14,070	71,729	510%
Cost of revenues	52,901	8,073	44,828	555%
Gross profit	32,898	5,997	26,901	449%

Operating expenses:
Selling and marketing expenses	29,369	6,486	22,883	353%
General and administrative expenses	686,437	295,200	391,237	133%
Total operating expenses	715,806	301,686	414,120	137%

Operating loss	(682,908)	(295,689)	-387,219	131%

Other income (expenses):
Interest income	29	-	29	N/A
Interest expense	-	-	-	N/A
Other income	341	-	341	N/A
Other expenses	(683)	(14)	-669	4,779%
Total other income and (expenses)	(313)	(14)	-299	2,136%

Loss before taxes from operations	(683,221)	(295,703)	-387,518	131%

Provision for income taxes	233	110	123	112%

Net loss	(683,454)	(295,813)	-387,641	131%

Non-controlling interest	(339)	-	-339	N/A

Net loss attributable to stockholder	(683,115)	(295,813)	-387,302	131%
Other comprehensive income:
Foreign currency translation income	32,986	6,921	26,065	377%
Comprehensive loss	(650,129)	(288,892)	-361,237	125%

(a) Revenue

For the nine months ended September 30, 2019 and September 30, 2018, our revenue was $85,799 and $14,070, respectively, which represented an increase of $71,729. The increase of revenue was mainly due to the increased sales volume of our products.

(b) Cost of Revenues

	Nine Months Ended September 30,		Variance
	2019	2018	Amount	%
Sales of coffee products	52,901	8,073	44,828	555%
Sales of other products	-	-	-	N/A
Total Amount	52,901	8,073	44,828	555%

For the nine months ended September 30, 2019 and September 30, 2018, cost of sales from our coffee wholesale business was $52,901 and $8,073, respectively which represented an increase of $44,828. The increase of cost of sales was mainly due to the increased sales volume of our coffee capsules.

(c) Gross Profit

	Nine Months Ended		Variance
	September 30, 2018		Amount	%
Gross Profit	32,898	5,997	26,901	449%
Sales of other products	-	-	-	N/A
Total Amount	32,898	5,997	26,901	449%

Gross profit from our coffee wholesale business increased by $32,898 for the nine months end September 30, 2019, as compared to $5,997 for the same period of 2018 which represented an increase of $26,901. The increase of gross profit is because the Company adopted strategies to sell products with stable profit margins.

(d) Selling and Distribution Expenses

For the nine months ended September 30, 2019, our selling and marketing expenses were $29,369, representing an increase of $22,883 as compared to the nine months ended September 30, 2018. The increase of selling and distribution expenses was primarily due to the increased advertising and marketing expenses during the nine months ended September 30, 2019 compared to the same period of 2018.

(e) General and Administrative Expense

For the nine months ended September 30, 2019, our administrative expenses were $686,437, representing an increase of $391,237, as compared to the same period in 2018. The increase was primarily due to the increased travelling expenses, personal, hospitality expenses, office expenses, rental expenses and salaries for the nine months ended September 30, 2019 as compared to the same period in 2018.

(f) Other Income

For the nine months ended September 30, 2019, our other income was $341 as compared to other income of nil for the same period in 2018. The increase in other interest income was primarily due to the increased interest income from bank deposits.

(g) Interest and Other Financial Charges

For the nine months ended September 30, 2019 and 2018, our interest income was $29 as compared to nil for the same period in 2018.

(h) Income Taxes

The income taxes increased by $123 for the nine months ended September 30, 2019 from $110 for the same period of 2018. The increase in the Company’s income taxes was primarily due to increased taxable income of the Company for the period indicated.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and from loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

Management believes that our current cash, cash flows from current and future operations, and access to loans may or may not be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Going Concern

We currently had recurring losses since the Company’s inception and had negative working capital of $973,817 as of September 30, 2019. Accordingly, there is substantial doubt the Company will continue as a going concern. The Company’s management intends to raise working capital through the sale of stock via private placements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2019, we carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and our principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the quarter covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith:

Number	Exhibit

10.1	Share Exchange Agreement dated October 1, 2019 among Global Seed Corporation, Well Benefit International Limited, and the shareholders of Well Benefit International Limited (incorporated by reference to our Current Report on Form 8-K filed on October 2, 2019).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document.
EX-101.SCH	XBRL Taxonomy Extension Schema Document.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SEED CORPORATION

November 19, 2019	By:	/s/ Lam Heung Yeung Horace
Lam Heung Yeung Horace
Chief Executive Officer
(Principal Executive Officer)

November 19, 2019	By:	/s/ Chan Hiu
Chan Hiu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)