Form 10-K
period 2019-12-31
Global Seed Corp
filed 2020-10-09
CIK 1524829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________to __________

Commission file number: 000-55199

GLOBAL SEED CORPORATION

(Exact name of registrant as specified in its charter)

Texas	27-3028235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3905, Vanke ITC Center, Chang’an, Dongguan, China	523845
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (852) 65533834

Securities Registered Under Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s second fiscal quarter, was approximately $137,335,934.

The number of shares of common stock outstanding as of October 8, 2020 was 257,874,025.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, including but not limited to statements regarding our projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties we face that could cause our actual results to differ materially from those projected or anticipated, including but not limited to the following:

●	Our ability to timely and properly deliver our products and services among others;

●	Our dependence on a limited number of major customers and related parties;

●	Political and economic factors in China and its relationship with U.S.;

●	Our ability to expand and grow our lines of business;

●	Unanticipated changes in general market conditions or other factors which may result in cancellations or reductions in the need for our products and services;

●	The effect of terrorist acts, or the threat thereof, on consumer confidence and spending or the production and distribution of product and raw materials which could, as a result, adversely affect our services, operations and financial performance;

●	The acceptance in the marketplace of our new lines of services;

●	The foreign currency exchange rate fluctuations;

●	Hurricanes or other natural disasters;

●	The current outbreak of the novel coronavirus (COVID-19) pandemic;

●	Our ability to identify and successfully execute cost control initiatives; and

●	Our ability to attract, retain and motivate skilled personnel;

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

Business Overview

Global Seed Corporation was incorporated in the State of Texas on July 13, 2010. On October 30, 2019, we closed certain share exchange agreement dated October 1, 2019 (the “Share Exchange Agreement”) and acquired all of the issued and outstanding shares of Well Benefit International Limited, a British Virgin Islands company (“Well Benefit”), in exchange for the issuance to the shareholders of Well Benefit (the “Shareholders”) an aggregate of 252,874,025 restricted shares of the Company’s common stock (the transaction, the “Reverse Merger”).

Dongguan Zhenghao Industrial Investment Company Limited (“Zhenghao”), a company formed under the laws of the People’s Republic of China (“PRC”), is a wholly-owned subsidiary of Well Benenfit. Zhenghao provides healthy coffee and beverage products to customers in China. As a result of the Reverse Merger, Zhenghao became our wholly-owned subsidiary, and we transitioned our business focus to providing healthy coffee and beverage products to customers in China through Zhenghao under its established brand, “Ka Su Le”. Our business used to comprise of three segments: (i) wholesale business, including wholesaling coffee and healthy drinks capsules, coffee brewing machines and health supplements and skin care products; (ii) retail selling coffee products and (iii) retail selling of coffee brewing machines. Starting from February 1, 2020, in an effort to control our cost and maximize our interest, we have shifted our business focus to the wholesale business only. As a result, we are no longer involved in the retailing business of selling coffee products and coffee brew machines. We have also stopped selling health supplements and skin care products.

Corporate History

Since the Company was incorporated in 2010, we had been engaged principally in the distribution of a monthly journal prior to our change in control consummated on June 2, 2018.

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

On October 30, 2019, we acquired all of the issued and outstanding shares of Well Benefit pursuant to the Share Exchange Agreement in exchange for 252,874,025 of our restricted shares of common stock. As a result of the Reverse Merger, Well Benefit and Zhenghao became our wholly-owned subsidiary, and we transitioned our business focus to providing healthy coffee and beverage products to customers in China.

Corporate Structure

The following diagram illustrates our current corporate structure:

Industry Overview

China’s rising urbanization and disposable income have been and are expected to continue to be the main growth engines of its coffee industry, and more and more people in China have begun to consume more coffee in their daily lives. However, compared to the developed countries, including other East Asian countries and regions, China’s coffee market is still highly underdeveloped. The average coffee consumption has been relatively low and mostly dominated by non-freshly brewed coffee. Despite the increased demand from Chinese consumers, inconsistent qualities, high prices and inconvenience are the key pain points that hamper the growth of China’s coffee consumption. With these pain points being gradually addressed, we expect coffee consumption to accelerate in China.

The capsule beverage market in China, including the capsule coffee market, is far from being saturated and offers tremendous business opportunity due in part to the growth potential of coffee machine sales and the evolving tastes of Chinese customers towards more regular and sophisticated coffee consumption. According to the Statista Report, China ranked number ten with 19.8 billion US dollars, where the top three countries, which is the United States, Brazil and Japan, that has 125.1 billion, 84.1 billion and 80.6 billion US dollars. According to the United Nations Population Division, in 2015 China had 14 billion people where the population of the United States is 0.3 billion. We would love to see people enjoying coffee in this tremendous market.

Although a giant brand of instant coffee is dominating the market in China, based on the report of the Euromonitor International, Hot Drinks, 2016 Research Edition, the market size of instant coffee in China has shown declination. According to International Coffee Organization (ICO), although the instant coffee market in China is still taking the lead, the rate of coffee bean import to China was constantly rising at an annual rate of 15% from 2004-2014. An article written by Jesse W. Mattingly from University of Kentucky concludes that coffee market in China is new, however Chinese are getting more knowledgeable in coffee. Producers and retailers should focus on quality in order to bring the traditional culture of coffee to a developing market.

Our Products and Services

We provide a variety of coffee products and healthy beverages. We use capsules to keep the freshness and tastiness and to standardize the quality of our products. Healthiness, convenience, high quality and affordability are the core values of our product. Our goal is to allow our customers to make coffee or other healthy beverages at home through several simple brewing steps. Our business used to comprises of three segments: (i) wholesale business, including wholesaling coffee and healthy drinks capsules, coffee brewing machines and health supplements and skin care products; (ii) retail selling coffee products and (iii) retail selling of coffee brewing machines. Starting from February 1, 2020, in an effort to control our cost and maximize our interest, we have shifted our business focus to the wholesale business only. As a result, we are no longer involved in the retailing business of selling coffee products and coffee brew machines. We have also stopped selling health supplements and skin care products.

a. Wholesale of Coffee and Healthy Drinks Capsules

Coffee and healthy drinks capsules are our major products. We offer a wide variety of high-quality coffee and beverage items, mainly capsules of coffee and non-coffee drinks, that have strong demand and can be produced in bulk with standardized process and consistent quality. Although coffee products have a big market in China, China remains predominantly a tea-consuming nation and the coffee market is significantly unsaturated. With a deep understanding of the Chinese drinking culture that has a history of thousands of years, we give particular attention to selecting the premium raw materials to ensure the high quality of our products.

From the initial research and development of products, selecting and purchasing raw materials, testing products and delivering the final products to our customers, our management team strictly monitor each of these procedures. For our coffee products, we are in cooperation with KUBE Development Ltd. (KUBE), our sole coffee beans supplier. For our health drink products, we endeavor to procure genuine and healthy raw materials in capsules, such as non-GMO (non-genetically modified organism) soy milk, Italian cocoa, golden flower dark tea, momordica grosvenori and dendrobium among others. All of our suppliers have relevant certificates from the governments, such as business license and food selling permissions, to show their respective manufacturing capability. Afterwards, the materials will be put into a capsule as a final product which will be tested again by Société Générale de Surveillance (SGS), a world’s leading company of inspection, verification, testing and certification to ensure that the quality of the final product meets our standards.

Prior to the COVID-19 pandemic, we sold our capsules through our brand stores (each a “Brand Store”, collectively the “Brand Stores”). To join us as a Brand Store, we will charge a one-time brand authorization fee. After becoming our Brand Store, we will grant it the rights to use our brand, Ka Su Le, and provided it with all of the materials (including different kinds of capsules) and equipment that are necessary to make our coffee and other healthy beverages (collectively, the “Initiation Package”). In addition, we provide our Brand Stores with staff training and help them with the designing and decoration of their stores, setting up the equipment and other matters such as developing and shipping products. After paying the brand authorization fee, our Brand Stores will receive certain amount of coffee and healthy drinks capsules, included in their Initiation Package, enabling them to start their business. After that, if the Brand Stores need more supplies of capsules, they will need to purchase them from our retail stores or online store. Each of our Brand Stores is independent from us. Other than providing the Initiation Package and supplying our capsule products, we do not share interests with or take responsibility for the loss of our Brand Stores.

In addition, in an effort to better promote our products and enhance our brand recognition, we used to work with and place our coffee machines free of charge in our cooperation stores before the pandemic (each a “Cooperation Store”, collectively the “Cooperation Stores”), including grocery stores, bakeries, super markets, shopping malls and other places with significant customer volume and high demand of coffee. The Cooperation Stores can use our coffee machines free of charge with proper care and a commitment of selling a certain amount of brewed coffee and healthy drinks each month. Similar to our Brand Stores, the Cooperation Stores can purchase our capsules products from our retail stores or online store if they need additional supplies.

The global pandemic has posted significant challenges to us. Due to the lockdown policy and the economic downturn in China, many smaller businesses have ceased their operations, including those stores that used to work with us. As of the date of this report, all of our Brand Stores and approximately two thirds of our Cooperation Stores are closed. We are now shifting our business focus to wholesale business only and continue to provide our products to our clients that remain in operations. The management will continue to adjust our operating strategies to better fit the current economy situations and we believe our current priority is to seek new development opportunities while maintaining a low cost of operations.

Our customers can purchase our capsules products from our online store through WeChat, one of the most popular messaging, social media and mobile payment apps in China. We are currently in the process of designing a Wechat Mini Program and we plan to launch it at the beginning of 2021. This program is designed to function to serve the purpose of E-mall and customer services. We also plan to develop our own app, hoping to provide with our customers with more options and convenience of online shopping. See below “Our Mobile Apps”.

b. Wholesale of Coffee Brewing Machines

We provide two types of coffee brewing machines with our customers – one for domestic use and the other is for commercial use. We procure our brewing machines directly from Cino Technology (Shenzhen) Ltd. (“Cino”). Furthermore, we have agreed to use Cino’s fully automatic capsule vending machine (under development) to expand our business distributions to areas with high demand for coffee, such as office buildings, commercial areas and school campuses. Cino provides one to two years of warranties of its brewing machines depending on the type of machine. It also provides training of installation and maintenance to our customer service division.

The commercial brewing machine can be installed at our Brand Stores, restaurants and offices. This machine is designed to be user-friendly, enabling users to learn how to operate the machine in a few hours, and then make a drink in our standardized recipe.

Our brewing machines are included in the Initiation Package for our Brand Stores and we are also providing them to our Cooperation Stores free of charge.

c. Health Supplements and Skin Care Products

Prior to the pandemic, we offered several health supplements and skin care products made from Chinese traditional herbs on our online store. We offer our online customers opportunities to join us as a “health product agent” if they purchase an aggregate of RMB358 (approximately $51) worth of health products from our online store. Each of our health product agent will sign an agent agreement with us and then they will receive their own unique ID codes. Our health product agents have special discounts when they purchase our health products. In addition, each time they develop a new health product agent with their ID codes, they will receive awards points from us which can be then used to purchase health products in our online store. As of the date of this report, we no longer sell health supplements and skin care products.

Our Strategies

The key elements of our strategy to grow our business include:

●	Enhance our ability to attract, incentivize and retain talented professionals. We believe our success greatly depends on our ability to attract, incentivize and retain talented professionals. With a view to maintaining and improving our competitive advantage in the market, we plan to implement a series of initiatives to attract additional and retain mid- to high-level personnel, including formulating a market-oriented employee compensation structure and implementing a standardized multi-level performance review mechanism.

●	Lower our operating expenses while pursuing new development opportunities. The global pandemic has posted significant challenges to us. Due to the lockdown policy and the economic downturn in China, many smaller businesses have ceased their operations. Starting from February 1, 2020, in an effort to control our cost and maximize our interest, we have shifted our business focus to the wholesale business only. As a result, we are no longer involved in the retailing business of selling coffee products and coffee brew machines. We have also stopped selling health supplements and skin care products. The management will continue to adjust our operating strategies to better fit the current economy situations and we believe our current priority is to seek new development opportunities while maintaining a low cost of operations.

Our Mobile Apps

We are currently in the process of designing a Wechat Mini Program and we plan to launch it at the beginning of 2021. This program is designed to function to serve the purpose of E-mall and customer services. In particular, this program will be designed to cover the entire customer purchase process with user-friendly interfaces. Through this program, our customers can easily view various choice of beverage capsules, health product and accessories, place orders, make payment, check the shipping status and receive notifications of our promotions. We plan to create our own mobile apps with English, simplified Chinese and traditional Chinese versions in 2021.

Procurement

We source a variety of high-quality raw materials, including coffee beans and coffee condiments, as well as beverage items, from selected suppliers. We also purchase different machines, such as coffee machines and ice machines, packaging materials and other consumables in bulk from our suppliers. Due to our significant scale, we are able to procure high-quality products from our suppliers at favorable prices. We maintain good relationships with our suppliers.

We have a dedicated procurement team responsible for the procurement of raw materials, machines and equipment, packaging materials and consumables based on inventory availability, number of stores and marketing events. Our senior management has designed stringent quality control standards and enforced comprehensive quality control measures covering supplier selection, quality inspection and testing.

Coffee Beans

As discussed above, we source premium coffee beans from renowned plantations in Colombia, Ethiopia and Indonesia through our supplier, KUBE

We set detailed specifications for the raw coffee beans procured by our roasted coffee bean supplier, including size, taste and moisture based on their origin and grades. Together with KUBE, we screen for defected beans in each batch of raw coffee beans through sampling to ensure that they meet our specifications before admitting them to roasting.

We set the quality control standards for the testing process of roasted coffee beans. We work with KUBE and a third party inspection agency (SGS) in testing the roasted coffee beans. KUBE conducts the first round of physical and chemical properties testing on the roasted coffee beans, and delivers the batches that passed the test to us. Upon receipt, we will conduct another round of similar testing together with a third-party inspection agency, and return any batch with high defect rate.

With the support of KUBE, we have developed our own and unique coffee recipe and we believe the taste of our products is favored by most coffee consumers in China.

Health Products Ingredients

We also procure many health products ingredients, such as, non-GMO soy milk, Italian cocoa, golden flower dark tea, momordica grosvenori and dendrobium, from reputable suppliers throughout China. We mix these ingredients following our special formula after repeated testing and created our own recipe of drinks. Our health products have been popular among our customers, especially among those who are from western countries.

Coffee Condiments

Coffee condiments, mainly dairy products and syrup, are crucial to the overall quality of our coffee. We source our dairy products, mainly milk and cream, from leading suppliers to ensure their freshness and syrup mainly from distributors of imported syrup. Similar to coffee beans, we have in place stringent quality control measures regarding coffee condiments. For example, we work with our dairy suppliers to have the dairy products tested by SGS.

Packaging Materials and Other Consumables

In addition to coffee and beverage items, we procure a broad range of paper and plastic products, such as cups, straws and cutlery, from a number of suppliers. We inspect the categories, specifications and qualities of our packaging materials and other consumables supplies against our standards set out in the respective supply agreements and quality guarantee agreement.

The manufacturer of our capsule products followed he standard in the process of making the capsules. The final products will be tested again by SGS to ensure that their quality meets our standards.

Our Store Network

As discussed above, before the pandemic, we typically locate our stores in areas with high demand for coffee, such as office buildings, bakeries, shopping malls and residential areas. As of December 31, 2020, we have seven stores located in Guangdong Province, Jilin Province and Chongqing City, including two of our own retail stores and five Brand Stores. We also have worked with and placed our coffee machines into over 400 Cooperation Stores Guangdong, Jilin and Chongqing. However, due to the global pandemic, as of the date of this report, all of our Brand Stores and approximately two thirds of our Cooperation Stores are closed due to COVID-19.

Our Customers

The customers of our coffee and healthy drinks products comprise mainly of companies and beverage stores located in Guangdong Province, Jilin Province and Chongqing City in China.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2019 and 2018.

Customers	2019		2018
	Amount	%	Amount	%
Dong Guan Humen Kasule Food and Drink Company	$11,274	5.75	3,879	23.52
Dongguan Kasule Food and Drink Limited Company	$3,048	1.56	5,099	30.92
Dong Guan Sun Sun Trading Investment Limited Company	$72,444	36.98	-	-

Intellectual Property

We develop and protect our intellectual property portfolio by registering our trademarks, copyrights and domain names. As of the date of this report, we have one registered trademark with the Trademark Office of the PRC State Administration for Industry & Commerce (the “Trademark Office”) with an effective period from May 28, 2019 to May 27, 2029 and two domain names (www.agilityholding.com and www.capsulemall.cn) with Ministry of Industry and Information Technology with effective periods from August 4, 2018 to August 4, 2020 and from September 17, 2018 to September 17, 2020, respectively. In addition, we have 13 registered trademarks and 3 pending trademark applications pending with the Trademark Office.

In addition, we entered into standard employee confidentiality agreement with our technology development employees, which provides that the employees own confidentiality obligations in relation to our trade and technology secrets.

Seasonality

We experience seasonality in our business, reflecting seasonal fluctuations in food productions and storages. For example, we generally experience lower transaction volumes during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year.

Employees

As of December 31, 2019, we had 45 full-time employees and no part-time employees. The departments cover, sales and marketing, administration, customer service, logistics, storage, rear service, procurement, accounting, design, public relationship, intellectual technology, research and development and human resources. We are required under PRC law to make contributions to employee benefit plans for our PRC-based full-time employees at specified percentages of the salaries, bonuses and certain allowances of such employees, up to a maximum amount specified by the local governments in China and we also are required to make contributions to the work-related injury insurance for the part-time employees. We maintain a good working relationship with our employees, and as of the date of this report, we have not experienced any material labor disputes in the past. None of our employees are represented by labor unions.

Competitive Strength

We are dedicated to serving our customers. We believe that the following strengths contribute to our success and are the differentiating factors that set us apart from our peers.

●	Leading and fastest growing player focusing on capsule coffee in China: we believe that we are a pioneer that develops a taste for coffee in a society with brisk reverence for tea by offering our customers with convenient capsule coffee, enabling them to make tasty coffee easily.

●	superior customer propositions: Our commitment to quality is uncompromising. We source premium coffee beans from a prominent supplier and work with an experienced team to design our coffee recipes. We also implement stringent quality control procedures and processes across our supply chain, from procurement to inventory and logistics, as well as in our day-to-day operations. We are able to offer affordable coffee capsule and other high-quality products because we have achieved sustainable cost advantages.

Competition

We integrated many components to create our unique business model which enables us to quickly spread out our coffee and healthy drinks to the market. For those that choose to join us as our Brand Stores, we offer them not only the authorization to use our brand, but also support them with all materials, equipment and even staff training and store decoration guidance to start their business. At the same time, our customers can transfer their roles and become part of our team through various channels, including becoming a health product agent after purchasing certain amount of health products on our online store. In addition, we are creatively expanding our store network by providing coffee machines free of charge to other established stores. Although we are not aware of many famous brands in this field with similar business model, we still face intense competition in China’s coffee industry. Our current or potential competitors are mainly coffee shop operators.

We believe that the principal competitive factors in China coffee industry include the following:

●	Product quality and safety;

●	Product pricing;

●	Supply chain management and operating efficiency;

●	Quality of customer services;

●	Brand recognition and reputation;

●	Effectiveness of sales and marketing; and

●	Customer experience.

Our competitors may have longer operating history, greater brand recognition, more capital, better supplier relationships and larger customer base.

Compliance, Licenses and Permits

For compliance requirements related to our business, including applicable licenses and permits, see “Regulation.”

Environmental Law Compliance

We believe that our manufacturing facilities are currently operating under compliance with local, state, and federal environmental laws. We plan to continue acquiring environmental-oriented equipment and incurring the expenditures we deem necessary for compliance with applicable laws. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected our capital expenditures, earnings or competitive position.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims arising in the ordinary course of our business. As of the date of this report, we were not involved in any litigation, arbitration or administrative proceedings pending or, to our knowledge, threatened against us that could have a material and adverse effect on our business, financial condition or results of operations.

Insurance

We provide social security insurance including medical insurance, maternity insurance, workplace injury insurance, unemployment insurance and pension benefits for our employees. Consistent with customary industry practice in China, we do not maintain business interruption insurance, nor do we maintain product liability insurance or key-man life insurance.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company and therefore this item is not applicable to us.

ITEM 1B.	UNSOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintained our principal office at 3905, Vanke ITC Center, Changan, Dongguan, China 523845. We believe that the condition of our principal office is satisfactory, suitable and adequate for current needs.

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

Holders of Our Common Stock

As of October 8, 2020, we had 29 holders of record of our common stock. There were 257,874,025 shares issued and outstanding.

Outstanding Options, Conversions, and Planned Issuance of Common Stock.

As of October 8, 2020, there were no warrants or options outstanding to acquire any shares of our common stock.

Dividends and Related Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

Transfer Agent and Registrar

Our transfer agent is OTR, Inc., located at 1050 SW 6th Ave, Ste. 1230, Portland, OR 97204. Their telephone number is 503.225.0375.

Recent Sales of Unregistered Securities

As disclosed above, on October 1, 2019, the Company entered into a Share Exchange Agreement with Well Benefit the Shareholders of Well Benefit acquire all of the issued and outstanding capital stock of Well Benefit in exchange for the issuance to the Shareholders an aggregate of 252,874,025 shares of Common Stock. The Reverse Merger is expected to be closed by the end of October 2019.

In December 2019, the Company closed private placements for the sales of certain convertible notes. The Company has received in total $280,000 net proceeds from six convertible note holders pursuant to six notes. In addition, from January 2020 to March 2020, the Company closed private placements for the sales of four additional convertible notes for total proceeds of $430,000. Each of these notes bears 15% annual interest and payable at maturity, which is thirty (30) months from the issuance dates. Each note holder has the right, at the holder’s option, to convert all or any portion of the outstanding principal of the note to the Company’s common stock. The applicable conversion price is the average stock price, based on a 30-trading-date period prior to the conversion, with 20% discount.

The Company may not redeem these notes at its option at any time before the first year anniversary from the issuance date. Afterward, the Company may elect to redeem all or any portion of the notes with purchase price including premium determined by the redemption schedule.

Upon issuing these securities discussed above, we claimed an exemption from the registration requirements of the Securities Act of 1933, as amended for the offering these securities pursuant to Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6.	Selected Financial Data.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Overview

Global Seed Corporation (the “Company”) was incorporated in the State of Texas on July 13, 2010. We had been engaged principally in the distribution of a monthly journal prior to our change in control consummated on June 2, 2018. On October 1, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Well Benefit International Limited (“Well Benefit”) and its shareholders (the “Shareholders”), whereby the Company newly issued 252,874,025 shares of its common stock to the Shareholders in exchange for all the outstanding ordinary shares of Well Benefit. On October 30, 2019, the reverse merger transactions contemplated under the Share Exchange Agreement closed and we acquired all of the issued and outstanding shares of Well Benefit (the transaction, the “Reverse Merger”). Dongguan Zhenghao Industrial Investment Company Limited (“Zhenghao”), a company formed under the laws of the People’s Republic of China (“PRC”), is a wholly-owned subsidiary of Well Benefit. Zhenghao provides healthy coffee and beverage products to customers in China.

As a result of the Reverse Merger, Zhenghao became our wholly-owned subsidiary, and we transitioned our business focus to providing healthy coffee and beverage products to customers in China through Zhenghao under its established brand, “Ka Su Le”. Our business comprises of three segments: (i) wholesale business, including wholesaling coffee and healthy drinks capsules, coffee brewing machines and health supplements and skin care products; (ii) retail selling coffee products and (iii) retail selling of coffee brewing machines. Starting from February 1, 2020, in an effort to control our cost and maximize our interest, we have shifted our business focus to the wholesale business only. As a result, we are no longer involved in the retailing business of selling coffee products and coffee brew machines. We have also stopped selling health supplements and skin care products.

The global pandemic has posted significant challenges to us. Due to the lockdown policy and the economic downturn in China, many smaller businesses have ceased their operations, including those stores that used to work with us. As of the date of this report, all of our Brand Stores and approximately two thirds of our Cooperation Stores are closed. We are now shifting our business focus to wholesale business only and continue to provide our products to our clients that remain in operations. The management will continue to adjust our operating strategies to better fit the current economy situations and we believe our current priority is to seek new development opportunities while maintaining a low cost of operations.

Economic and Political Risks

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. These government mandates may cause severe business disruptions to our customers and suppliers, and may also lead to postponement of payment from these parties. Our business operation was suspended until early March of 2020. Further, our manufacturing and branding business activities depend on reliable sources of raw materials such as bulk packaged Fenjiu liquor from Shanxi Province and bulk packaged imported wines from foreign countries. We have experienced substantive diminutions in raw material supplies due to the COVID-19 outbreak and ensuing lockdowns, which have negatively impacted our business. Accordingly, our business, results of operations and financial condition were adversely affected. In light of the current situation, our revenues and net income for the first three fiscal quarters in 2020 decreased due to the COVID-19 outbreak.

As of the date of this report, China has shown signs of COVID-19 slowdown and Chinese industries have partially resumed businesses as government officials started to ease the restrictive measures. We believe that the impact of the COVID-19 outbreak on our business is both temporary and limited.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

Results of Operations

The following table sets forth a breakdown of revenue for the periods indicated, both in absolute amount and as a percentage of total revenues. The information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Variance
	2019	2018	Amount	%
Revenue	$195,917	16,493	179,424	1,088%
Cost of sales	125,572	11,807	113,765	964%
Gross profit	70,345	4,686	65,659	1,401%

Operating expenses
Selling and marketing expenses	69,732	12,575	57,157	455%
General and administrative expenses	1,116,473	410,170	706,303	172%
Total operating expenses	1,186,205	422,745	763,460	181%

Operating loss	(1,115,860)	(418,059)	(697,801)	167%

Other income (expenses)
Interest income	44	11	33	300%
Interest Expense	(1,190)	(9)	(1,181)	13,122%
Other Income	339	321	18	6%
Other expenses	(678)	-	(678)	N/A
Total other income and (expenses)	(1,485)	323	(1,808)	360%

Loss before taxes from operations	(1,117,345)	(417,736)	(699,609)	167%

Provision for income taxes	27	123	(96)	(78)%

Net loss	(1,117,372)	(417,859)	(699,513)	167%

Non-controlling interest	(3,204)	-	(3,204)	N/A

Net loss attributable to stockholder	(1,114,168)	(417,859)	(696,309)	167%
Other comprehensive income:

Foreign currency translation income	10,989	10,393	596	6%
Comprehensive loss	$(1,103,179)	$(407,466)	$(695,713)	$171%

(a) Revenue

As of December 31, 2019, our main revenue stream was derived from wholesale business, retail outlets, coffee capsules and coffee brewing machines. Our business commenced in 2017. Starting from February 1, 2020, we are no longer involved in the retailing business of selling coffee products and coffee brew machines. We have also stopped selling health supplements and skin care products.

For the year ended December 31, 2019 and 2018, our revenue was $195,917 and $16,493, respectively, which represented an increase of $179,424. The increase of revenue was mainly due to the increased sales volume of our products.

(b) Cost of Sales

For the year ended December 31, 2019 and 2018, cost of sales from our coffee wholesale business were $125,572 and $11,807, respectively. The increase of cost of sales was mainly due to the increased sales volume of our coffee capsules.

(c) Gross Profit

Gross profit from our coffee wholesale business increased by $65,659 for the year ended December 31, 2019 from the gross profit of $4,686 for the year ended December 31, 2018. The increase of gross profit was due to the Company’s adoption of a strategy to sell products with stable profit margins.

(d) Selling and Marketing Expenses

For the year ended December 31, 2019, our selling and marketing expenses were $69,732, representing an increase of $57,157, as compared to $12,575 for the year ended December 31, 2018. The increase was primarily due to the increased advertising and marketing expenses during the year.

(e) General and Administrative Expenses

For the year ended December 31, 2019, our administrative expenses were $1,116,473, representing an increase of $706,303 from those in the year 2018. The increase was primarily due to the increase in salaries and wages from $154,985 to $481,880 and professional service fees from $28,311 to $312,449 in 2019.

(f) Other Income

For the year ended December 31, 2019, our other income was $339, representing an increase of $18 as compared to $321 for the same year-ended date of 2018. The increase in other income was primarily due to increased interest income from bank deposits.

(g) Interest and Other Financial Charges

For the year ended December 31, 2019, our interest and other financial charges were $1,190 as compared to $9 for the same year-ended date of 2018. The increase in interest and other financial charges was primarily due to the bank fees and convertible notes.

(h) Income Taxes

The Company’s income taxes decreased by $96 for the year ended December 31, 2019 from $123 for the same year-ended date of 2018. The decrease in the Company’s income taxes was primarily due to decreased taxable income of the Company for the period indicated.

(i) Net Loss

For the year ended December 31, 2019, our net loss was $1,117,372, representing an increase of $699,513, as compared to $417,859 for the same year-ended date of 2018. Our comprehensive loss was $1,103,179, representing an increase of $695,713, as compared to $407,466 for the same year-ended date of 2018.

Liquidity and Capital Resources

For the year ended December 31, 2019, the Company had a net cash outflow from its operating activities $1,046,604 which represented salaries and wages $481,880 and professional service fees $312,449 and increased in inventory $201,671. The Company had a net cash outflow $191,359 from investing activities mainly used in purchase coffee brewing machines and other equipment. The net cash inflows from financing activities is primarily related to $280,000 in net proceeds from the issuance of our convertible notes and $1,262,738 financial support from directors.

For the year ended December 31, 2018, the Company had a net cash outflow from its operating activities $356,222 which represented salaries and wages $154,985, professional service fees $28,311 and increased in inventory $25,775. The Company had a net cash outflow $26,151 from investing activities used in purchase the equipment. The net cash inflows from financing activities is related to $391,166 financial support from directors.

Management believes that our current cash, cash flows from current and future operations, and access to loans may or may not be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Going Concern

We currently had recurring losses since the Company’s inception and had a negative working capital of $1,349,774 as of December 31, 2019. Accordingly, there is substantial doubt the Company will continue as a going concern. The Company’s management intends to raise working capital through the sale of stock via private placements.

Off-balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have material current or future impacts on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses, other than those disclosed above.

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

As of December 31, 2019, the year covered by this report, we carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and our principal financial officer, to determine the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our ICFR as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013 (the “2013 COSO Framework”). A material weakness is a deficiency or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.	As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed a framework for accounting policies and procedures given we have only one officer, Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in 2013 COSO Framework. Due to the size and operations of the Company, we are unable to remediate these deficiencies until we develop further.

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2019 and 2018 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years ended December 31, 2019 and 2018 in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our members of the Board of Directors and executive officers were listed below as of December 31, 2019.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Lam Heung Yeung Horace	Director & CEO	55	October 30, 2019
Chan Hiu	Director & CFO	47	June 1, 2018
Yeung Pik Wah*	Director & COO	51	October 30, 2019
Chiang Venant*	VP for Corporate Finance & Development	42	October 30, 2019

* On July 10, 2020, Ms. Yeung Pik Wah tendered her resignation from her positions as director and Chief Operating Officer of the Company, effective immediately. On the same day, Mr. Chiang Venant tendered his resignation from Vice President for Corporate Finance & Development of the Company.

Lam Heung Yeung Horace, director and CEO

Mr. Lam, age 54, has been serving as Convenor of Board of Directors of Agility International Holding Ltd. since 2016 and Managing Director of Logos Surveyors and Construction Co. since 2012. Mr. Lam received his bachelor degree of Science in Building Serveying with honor from Heriot-Watt University in 1993.

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

Yeung Pik Wah, former director and COO

Ms. Yeung, age 50, previously served as Regional Sr. Director at Pfizer Corporation Hong Kong Ltd., where she had been working since 2000 in various positions, such as Finance Director and General Manager. She is also the founder of LoveYoyo Amusement Company Limited and has been working there since 2010. Ms. Yeung also has been serving as the chairwoman at Elderly Care Nursing Home in Hong Kong since 2014. In addition, Ms. Yeung founded Zenecom Internation in 2017 and Zenecom and JMM enterprise, and JMM and Ximu Education Institute in 2018. Ms. Yeung founded LaChou Puff & MilkTea Mini-Shop in 2009 and successfully opened three chain stores within six months. Ms. Yeung received her bachelor degree of Arts in Business Economic from University of California at Los Angeles in 1997.

Chiang Venant, former VP for Corporate Finance & Development

Mr. Chiang, age 42, is a seasoned financial professional with about twenty years of experience in the global financial market and was a senior management for various renowned investment banks such as HSBC, Deutsche Bank, Bank of China International and Jefferies. He currently serves as an executive member of Kami Intelligence Limited, Vice Chairman of the investment committee at the Smart City Consortium and Vice President of the Hong Kong Spirit Charity Sports Association. Mr. Chiang Served as a portfolio manager at Cardinalasia Consulting Limited from July 2016 to May 2017. He was the head of Hong Kong and China Property Research at Jefferies Hong Kong from May 2012 to June 2016. Mr. Chiang graduated Cum Laude from University of California at Los Angeles with a bachelor degree of Arts in Business Economics in 2001.

Meetings of Our Board of Directors

Our board of directors (the “Board”) took all actions by written consent during the years ended December 31, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2019, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met, except for the following: Mr. Hiu Chan did not timely file his Form 4 after acquiring 10,090,000 shares of the Company’s common stock on October 30, 2019. However, the Form 4 corresponding to this transaction was subsequently filed on November 12, 2019. Mr. Venant Chiang did not timely file his Form 3 after acquiring 1,050,000 shares of the Company’s common stock and being appointed as an officer of the Company on October 30, 2019. However, the Form 3 corresponding to this transaction and appointment was subsequently filed on November 13, 2019. Ms. Pik Wah Yeung did not timely file her Form 3 after being appointed as an officer and director of the Company on October 30, 2019. However, the Form 3 corresponding to her appointment was subsequently filed on November 13, 2019. Mr. Chun Ngan Chan (10% shareholder) did not timely file his Form 3 after acquiring 91,239,300 shares of the Company’s common stock on October 30, 2019. However, the Form 3 corresponding to this transaction was subsequently filed on November 15, 2019. As of the date of this report, all of the filings mentioned above have been made.

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

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 31, 2019 and 2018. No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Lam Heung Yeung Horace	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chan Hiu	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yeung Pik Wah (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chiang Venant (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Leung Kwok Hei (3)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Ms. Yeung Pik Wah our former director and Chief Operating Officer resigned on July 10, 2020.

(2) Mr. Chiang Venant, our former Vice President for Corporate Finance & Development resigned on July 10, 2020.

(3) Mr. Leung, our former Chief Executive Officer, resigned from the Company on October 30, 2019.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2019 and 2018.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2019 and 2018 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2019 and 2018.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2019 and 2018 under any long-term incentive plan.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

Our directors did not receive any compensation for their services as directors for the years ended December 31, 2019 and 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of October 8, 2020, by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Executive Officers and Directors
Lam Heung Yeung Horace	Common Stock	37,170,000	14.41%

Chan Hiu	Common Stock	10,879,000	4.22%

All Officers and Directors (2 persons)	Common Stock	48,310,000	18.73%

Owner of more than 5% of Class
Chan, Chun Ngan	Common Stock	91,239,300	35.38%
Leung, Yuen Dick	Common Stock	16,000,000	6.20%
Team Fu International Co., Limited (2)	Common Stock	17,400,000	6.75%
Leung, Siu Hung	Common Stock	16,689,000	6.47%

*	Represents less than 1%.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on the date of this report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on October 8, 2020 (257,874,025) and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, if any, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Tong Siu Kei Tony is the director of Team Fu International Co., Limited, which has a registered address at 18C MG Towner, 133 HOI BUN Rd., Hong Kong.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no related transactions with our director, executive officer, or stockholder holding at least 5% of shares of our common stock, or any family member thereof during the years ended December 31, 2019 and 2018 that exceeds $120,000.

As disclosed above, on October 1, 2019, the Company entered into a Share Exchange Agreement with Well Benefit the Shareholders of Well Benefit acquire all of the issued and outstanding capital stock of Well Benefit in exchange for the issuance to the Shareholders an aggregate of 252,874,025 shares of Common Stock. Mr. Leung Kwok Hei (our former Chief Executive Officer) and Mr. Chan Hiu are among the Shareholders and will respectively receive 10,880,000 shares and 10,090,000 shares of Common Stock of the Company upon closing of the Reverse Merger in accordance with the Share Exchange Agreement.

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

	Fiscal 2019	Fiscal 2018

Audit Fees	$—	$4,000
Audit-Related Fees	$—	$3,750
Tax Fees	—	—
All Other Fees	9,000	—

Total	$9,000	$7,750

The following table shows the fees that we paid for audit and other services provided by WWC for fiscal years 2019 and 2018.

	Fiscal 2019	Fiscal 2018

Audit Fees	$25,000	$—
Audit-Related Fees	18,277	—
Tax Fees	—	—
All Other Fees	—	—

Total	$43,277	$—

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

Exhibits

The following exhibits of the Company are included herein.

2.1	Share Exchange Agreement dated October 1, 2019 among Global Seed Corporation, Well Benefit International Limited, and the shareholders of Well Benefit International Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 2, 2019)

3.1	Certificate of Filing (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on October 4, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on October 4, 2011)

4.1	Form of the Convertible Note*

10.1	English Translation of the Form of the Ka Su Le Cooperation Contract (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 31, 2019)

10.2	English Translation of the Form of “A Cup of Coffee Please” Authorized Cooperation Contract (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 31, 2019)

10.3	General Sales Agreement by and between Dongguan Zhenghao Industrial Investment Company Limited and KUBE Development Ltd. dated January 1, 2020 *

10.4	English Translation of the Cooperation Agreement by and between Dongguan Zhenghao Industrial Investment Company Limited and KUBE Development Ltd. dated January 1, 2020*

10.5	English Translation of the Lease Agreement by and between Dongguan Zhenghao Industrial Investment Company Limited Wang Liping dated November 8, 2017 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on October 31, 2019)

10.6	English Translation of the Lease Agreement by and between Dongguan Zhenghao Industrial Investment Company Limited and Li Decheng dated November 08, 2017 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on October 31, 2019)

10.7	Form of the Convertible Note Purchase Agreement*

10.8

General Sales Agreement by and between the GAIS Hong Kong Company Ltd. and Bright Sun Coffee Co. Ltd. dated March 1, 2018 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on October 31, 2019)

10.9

English Translation of the Coffee Formula Cooperation Agreement by and between Dongguan Zhenghao Industrial Investment Company Limited and Bright Sun Coffee Co. Ltd. dated March 1, 2018 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on October 31, 2019)

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of our Current Report on Form 8-K filed on October 31, 2019)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer **

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SEED CORPORATION

Date: October 9, 2020

	By:	/s/ Lam Heung Yeung Horace
Lam Heung Yeung Horace
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Lam Heung Yeung Horace	Director and Chief Executive	Date: October 9, 2020
	Lam Heung Yeung Horace	Officer (Principal Executive Officer)

BY:	/s/ Chan Hiu	Director Chief Financial Officer	Date: October 9, 2020
	Chan Hiu	(Principal Executive Officer and Principal Financial Officer)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL SEED CORPORATION

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

GLOBAL SEED CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GLOBAL SEED CORPORATION (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the two years ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company had incurred substantial losses and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 13. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.
WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since August 12, 2019

San Mateo, California

October 9, 2020

GLOBAL SEED CORPORATION

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,
	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$313,450	$8,717
Accounts receivable, net	30,839	12,801
Inventories	224,418	24,794
Prepayments	82,930	-
Prepaid taxes	-	12,763
Due from related parties	25,406	16,742
Total Current Assets	677,043	75,817

Property and equipment, net	189,493	22,185
Right-of-use assets, net	172,807	-
Intangible assets, net	-	4,828
Total Assets	$1,039,343	$102,830

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Lease obligations, current	58,560	-
Accounts and taxes payables and accruals	124,617	30,606
Advances from customers	315,394	81,410
Due to related parties	1,528,246	270,021
Total Current Liabilities	2,026,817	382,037

Long term liabilities:

Lease obligations, long term	117,699	-
Convertible notes, net	210,417	-
Total Liabilities	2,354,933	382,037

Stockholders’ Equity:

Common stock (8,999,886,999 shares authorized, 257,874,025 issued and outstanding at December 31, 2019 and 2018, respectively)	25,787	25,787
Paid in capital	161,863	91,863
Accumulated deficit	(1,520,157)	(405,989)
Accumulated other comprehensive loss	21,615	10,626
Stockholders’ deficit	(1,310,892)	(277,713)
Non-controlling interest	(4,698)	(1,494)
Total Deficit	(1,315,590)	(279,207)
Total Liabilities and Stockholders’ Deficit	$1,039,343	$102,830

See accompanying notes to consolidated financial statements

GLOBAL SEED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AUDITED)

	Year ended December 31, 2019	Year ended December 31, 2018
Net revenues	$195,917	$16,493
Cost of revenues	125,572	11,807
Gross profit	70,345	4,686

Operating expenses:
Selling and marketing expenses	69,732	12,575
General and administrative expenses	1,116,473	410,170
Total operating expenses	1,186,205	422,745

Operating loss	(1,115,860)	(418,059)

Other income (expenses):
Interest income	44	11
Interest expenses	(1,190)	(9)
Other income	339	321
Other expenses	(678)	-
Total other income and (expenses)	(1,485)	323
Loss before tax	(1,117,345)	(417,736)
Income tax	27	123

Net loss	(1,117,372)	(417,859)

Non-controlling interest	(3,204)	-
Net loss attributable to GLBD stockholders	(1,114,168)	(417,859)
Other comprehensive income:
Foreign currency translation income	10,989	10,393
Comprehensive loss	$(1,103,179)	$(407,466)

Loss per share: basic and diluted	$0.00	$0.00
Basic weighted average shares outstanding	257,874,025	257,874,025
Diluted weighted average shares outstanding	257,883,614	257,874,025

See accompanying notes to consolidated financial statements

GLOBAL SEED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(AUDITED)

	No.	Common	Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Stock	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2018	5,000,000	$500	$51,758	$(92,549)	$-	-	$(40,291)
Recapitalization	252,874,025	25,287	40,105	104,419	-	-	169,811
Net loss attributable to GLBD stockholders		-	-	(417,859)	-	-	(417,859)
Non-controlling interests arising on business combinations		-	-	-	-	(1,494)	(1,494)
Foreign currency translation adjustment		-	-	-	10,626	-	10,626

Balance, December 31, 2018	252,874,025	$25,787	$91,863	$(405,989)	$10,626	$(1,494)	$(279,207)

Balance, January 1, 2019	252,874,025	$25,787	$91,863	$(405,989)	$10,626	$(1,494)	$(279,207)
Net loss attributable to GLBD stockholders		-	-	(1,114,168)	-	(3,204)	(1,117,372)
Recognition of beneficial conversion feature from issuance of convertible notes		-	70,000	-	-	-	70,000
Foreign currency translation adjustment		-	-	-	10,989	-	10,989

Balance, December 31, 2019	252,874,025	$25,787	$161,863	$(1,520,157)	$21,615	$(4,698)	$(1,315,590)

See accompanying notes to consolidated financial statements

GLOBAL SEED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,117,372)	$(417,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,317	3,088
Interest expenses	1,190	-
Non-cash lease expense	3,481	-
Changes in operating assets and liabilities:
Accounts and other receivables	(14,018)	(13,308)
Inventories	(201,671)	(25,775)
Prepayment and deposits	(70,476)	(18,288)
Accounts payable and accrued payables	329,945	115,920
Net cash used in operating activities	(1,046,604)	(356,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(191,359)	(26,151)
Net cash used in investing activities	(191,359)	(26,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in related party balances, net	1,262,738	391,166
Proceeds from issuance of convertible notes	280,000	-
Net cash provided by financing activities	1,542,738	391,166

EFFECT OF EXCHANGE RATE ON CASH	(42)	(346)

NET INCREASE (DECREASE) IN CASH	304,733	8,447
CASH, BEGINNING OF YEAR	8,717	270
CASH, END OF YEAR	$313,450	$8,717

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid, net of capitalized interest	$-	$9
Interest received	44	11
Income taxes (refunded) paid	(1,448)	123

See accompanying notes to consolidated financial statements

GLOBAL SEED CORPORATION

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Global Seed Corporation (the “Company” or “GLBD”) was incorporated on July 13, 2010 in the State of Texas. A substantial portion of the Company’s initial business activities had involved developing a business plan and establishing contacts and visibility in the Asian communities in Houston, Texas. The Company had a change in control on June 2, 2018.

On October 1, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Well Benefit International Limited (“Well Benefit”) and all of its shareholders (the “Shareholders”), whereby the Company agreed to newly issue 252,874,025 shares of its common stock to the Shareholders in exchange for all of the outstanding ordinary shares of Well Benefit (such transaction, the “Reverse Merger”). On October 30, 2019, the Reverse Merger contemplated under the Share Exchange Agreement was closed. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and Well Benefit, the legal acquiree, is the accounting acquirer. As a result, the Company elects to consolidate the financial statements of Well Benefit, including those of Dongguan Zhenghao Industrial Investment Company Limited (“Zhenghao”), the wholly-owned PRC subsidiary of Well Benefit, into the Company as if the Reverse Merger were consummated from the beginning of the periods covered by this report.

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

Dongguan Zhenghao Industrial Investment Company Limited was incorporated on January 26, 2017. Zhenghao was acquired by Shangshang on or about December 27, 2018; accordingly, Zhenghao is wholly-owned subsidiary of Shangshang.

On September 7, 2018, Zhenghao registered Dongguan Kasule Food and Drink Company Limited (“Dongguan Kasule”) with the local industrial and commercial bureau as its wholly owned subsidiary. On February 19, 2019, Zhenghao acquired Shenzhen Kasule Food and Drink Company Limited (“Shenzhen Kasule”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”). The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

These financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances, fees, and expenses have been eliminated in consolidation.

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

Inventories

Inventories consist of finished goods that are stated at the lower of cost or market value. The Company applies the weighted average cost method to its inventory.

Prepayments

The Company makes advance payment to suppliers and vendors for the procurement of goods. Upon physical receipt and inspection of the goods from suppliers the applicable amount is reclassified from prepayments to inventory.

Property and Equipment

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recognized as its own right-of-use (“ROU”) asset category in the Company’s property and equipment, and the corresponding lease obligations are recognized to current and non-current liabilities. Finance leases are also included as equipment in property and equipment and the corresponding lease obligations are also recognized in current and non-current liabilities in the Company’s statement of financial condition.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

When we have lease agreements with lease and non-lease components, they are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Accounting for Long-lived Assets

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

The convertible notes issued by the Company are financial instruments that are carried at amortized cost.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Beneficial Conversion Valuation

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to equity, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF are recognized to the results operations as an interest expense over the term of the debt, using the effective interest method.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB) and Hong Kong Dollar (HKD). The Company’s assets and liabilities are translated into United States dollars from RMB and HKD at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2019	2018
Year-end RMB: US$ exchange rate	6.9668	6.8764
Annual average RMB: US$ exchange rate	6.9072	6.6146
Year-end HKD: US$ exchange rate	7.7872	7.8312
Annual average HKD: US$ exchange rate	7.8345	7.8370

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

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenues from the sale of coffee ad coffee related products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

NOTE 4 – PREPAYMENTS

The prepayment balance of $82,930 as of December 31, 2019 mainly represents the advanced payment to the suppliers for the production of coffee capsules and coffee machines.

NOTE 5 – INVENTORY

The Company’s inventory was comprised of finished goods. No impairment was recorded.

NOTE 6 – PLANT AND EQUIPMENT

	2019	2018
At Cost:
Machinery and equipment	$214,551	$25,155

Less: Accumulated depreciation	(25,058)	(2,970)

	$189,493	$22,185

Depreciation expense was $22,317 and $3,088 for the years ended December 2019 and 2018, respectively.

NOTE 7 – LEASE ASSETS

The Company’s leased assets include office space and warehouse. The Company’s current lease portfolio has remaining terms from less than one-year up to three years. Renewal options are excluded from the Company’s calculation of lease liabilities unless it is reasonably assured the renewal option will be exercised. The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.

Operating leases are reflected on our balance sheet within property and equipment and right-of-use assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

Operating Leases	12/31/2019

Operating leases ROU assets, net	$172,807

Operating leases liabilities (current)	$58,560
Operating leases liabilities (noncurrent)	117,699
$176,258

Average remaining terms	26 months
Average discount rate	3%

For year ended December 31, 2019, the lease expense was as follows:

Lease Expense

Operating lease expense	$66,763
Short-term lease expense	13,603
Total lease expense	$80,366

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019, based on the former accounting guidance for leases, are as follows:

Year	Amount

2020	$322,783
2021	58,405
2022	63,077
2023	-
2024	-
Thereafter	-
$444,265

NOTE 8 – RELATED PARTY TRANSACTIONS

At December 31, 2019 and 2018, the Company was owed by the following related parties for the advanced fund, which were unsecured, non-interest bearing, and due on demand:

Entity	2019	2018	Relationship
Dong Guan Humen Kasule Food and Drink Company	$25,406	$16,472	Authorized Brand Store

As of December 31, 2019 and 2018, the Company had outstanding balance owed to the related parties listed below for funds advanced to the Company for general working capital purposes. These funds were unsecured, non-interest bearing, and due on demand:

Entity	2019	2018	Relationship
Chan Hiu	$65,077	$-	Director of Global Seed Corporation
Leung Kwok Hei	-	11,746	Director of Global Seed Corporation
Mo Qingtao	6,836	285	Director of Well Benefit
Liang Guoxi	93,719	255,954	Director of Agility
Chen Yuexiang	1,343,705	-	Authorized Representative of Zhenghao
Liang Guoxi	4,579	2,036	Authorized Representative of Shangshang
Chen Yuexiang	14,330	-	Director of Dongguan Kasule
	$1,528,246	$270,021

NOTE 9 – CONVERTIBLE NOTES

In December 2019, the Company closed private placements for the sales of convertible notes. The Company has received in total $280,000 net proceeds from six convertible note holders pursuant to six notes. Each note bears 15% annual interest and payable at maturity, which is thirty (30) months from the issuance dates. Each note holder has the right, at the holder’s option, to convert all or any portion of the outstanding principal of the note to the Company’s common stock. The applicable conversion price is the average stock price, based on a 30-trading-date period prior to the conversion, with 20% discount.

The Company may not redeem the note at its option at any time before the first year anniversary from the issuance date. Afterward, the Company may elect to redeem all or any portion of the note with purchase price including premium determined by the redemption schedule.

The beneficial conversion feature (“BCF”) of these notes are recognized and measured by allocating a portion of the proceeds to equity, based on their relative fair value, and as a reduction to the carrying amount of the convertible notes equal to the intrinsic value of the conversion feature. The value of BCF related to these notes are recognized periodically as interest expense over the term of the debt, using the effective interest method.

The aggregate principal of $280,000 and the related BCF valued at $70,000 were recorded as a liability and discount to the liability, respectively. The value of BCF was also recognized as additional paid-in capital.

For the year ended December 31, 2019, the total interest for the notes was $1,190, of which $773 was interest accrued based on coupon rate and $417 was amortization of the BCF discount. As of December 31, 2019, the net BCF value was $69,583.

As of December 31, 2019, the potential total conversion shares for the outstanding convertible notes were 205,882 additional shares of common stock of the Company, based on the applicable conversion price of $1.36 per share.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

For years ended December 31, 2019 and 2018, total general and administrative expenses were $1,116,473 and $410,170, respectively, and the details were as follows:

	2019	2018
Accounting	$8,551	$3,500
Audit Fees	47,910	-
Bank Service	1,666	272
Business License & Tax	5,815	4,348
Consulting Fees	122,981	-
Depreciation	22,317	3,088
Exchange Gain or Loss	(609)	-
Facility Costs	26,035	28,242
Insurance	1,534	-
Legal Services	141,558	28,311
Office Expense	49,554	74,133
Office Rent	80,366	37,847
Other	35,691	6,986
R&D	43,471	4,505
Salary and Benefits	481,880	154,985
Shipping	7,123	6,308
Travel Expense	40,630	57,645
	$1,116,473	$410,170

NOTE 11 – INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which thse temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Our effective tax rate for fiscal year 2019 is 21%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only.

The Company’s subsidiary formed in the British Virgin Islands is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not recognize a deferred tax asset at December 31, 2019, because management could not reasonably estimate when the Company would generate profits to utilize such a deferred tax asset.

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

The following table reconciles the statutory rates to the Company’s effective tax rate:

	12/31/2019	12/31/2018
Statutory rates in the State of Texas	-	-
Statutory rates in the British Virgin Islands	-	-
Statutory rates in Hong Kong	16.50%	16.50%
Statutory rates in PRC	25.00%	25.00%
Non-deductible items in the PRC	-0.03%	-0.03%
Foreign earned income not subject to taxes in the British Virgin Islands	(41.50)%	(41.50)%
Effective income tax rate	-0.03%	-0.03%

Loss before taxes:
State of Texas	(185,889)	(11,630)
British Virgin Islands	-	-
Hong Kong	(9,898)	(287)
PRC	(921,558)	(405,819)
	$(1,117,345)	(417,736)

NOTE 12 – RISKS

Credit Risk

The Company’s deposits are made with banks located in the PRC. They do not carry U.S. federal deposit insurance and may be subject to loss if the banks become insolvent.

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. The Company’s sales and operations were materially adversely affected by this global pandemic. These government mandates may cause severe business disruptions to our customers and suppliers, and may also lead to postponement of payment from these parties. Our business operation was suspended until early March of 2020. Further, our manufacturing and branding business activities depend on reliable sources of raw materials such as bulk packaged Fenjiu liquor from Shanxi Province and bulk packaged imported wines from foreign countries. We have experienced substantive diminutions in raw material supplies due to the COVID-19 outbreak and ensuing lockdowns, which has negatively impacted our business. Accordingly, our business, results of operations and financial condition were adversely affected. In light of the current situation, we estimate that our revenues and net income for the fiscal quarter ended on March 31, 2020 would decrease due to the COVID-19 outbreak.

Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

NOTE 13 – GOING CONCERN

The Company’s ability to continue as a going concern is dependent upon the Company’s profitability and working capital. If the Company is unable to meet the financial obligations with its current assets, it may become insolvent and cease to continue as a going concern.

For the years ended December 31, 2019 and 2018, the Company reported net loss of $1,117,372 and $417,859, and net loss from operation of $1,115,860 and $418,059, respectively. As of December 31, 2019 and 2018, the Company had working capital deficit of approximately $1,349,774 and $306,220, respectively.

The Company had net cash outflow of $1,046,604 and $356,222 from its operating activities during the year ended December 31, 2019 and 2018. The net cash inflows in 2019 is primarily related to $280,000 in net proceeds from the issuance of our convertible notes.

The Company management has taken various measures to reduce operating costs to minimize the economic impact of the current pandemic. The Company has raised additional working capital by sale of debt securities through private placements.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that has occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

The Company experienced a decline in sales after December 31, 2019 as it was not able to conduct business during the first quarter of 2020 as result of the global COVID-19 pandemic.

No other significant subsequent events have been identified that would require adjustment of or disclosure in the accompanying consolidated financial statements.